Form 10-Q
period 2016-09-30
AROTECH CORP
filed 2016-11-09
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2016.

Commission file number:   0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of November 7, 2016 was 26,438,224.

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.               FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$10,322,578	$10,608,420
Restricted collateral deposits	235,292	89,985
Trade receivables	17,226,850	17,401,479
Unbilled receivables	11,709,032	12,132,484
Other accounts receivable and prepaid expenses	2,403,509	1,007,358
Inventories	10,569,742	9,607,836
Current assets of discontinued operations	40,000	–
Total current assets	52,507,003	50,847,562
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	4,787,795	5,370,755
Other long term receivables	24,301	23,403
Property and equipment, net	6,010,908	6,385,238
Other intangible assets, net	7,197,744	9,334,730
Goodwill	45,627,221	45,463,027
Long term assets of discontinued operations	307,957	68,301
Total long term assets	63,955,926	66,645,454
Total assets	$116,462,929	$117,493,016

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
LIABILITIES AND STOCKHOLDERS' EQUITY
CURRENT LIABILITIES:
Trade payables	$4,693,744	$5,914,042
Other accounts payable and accrued expenses	4,808,672	5,560,040
Current portion of long term debt	1,664,831	4,362,438
Short term bank credit	7,409,208	4,060,000
Deferred revenues	5,808,304	6,879,815
Current liabilities of discontinued operations	524,052	–
Total current liabilities	24,908,811	26,776,335
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	7,215,612	7,497,685
Long term portion of debt	9,164,244	11,856,522
Deferred income tax liability	7,639,489	7,031,564
Other long term liabilities	93,914	264,244
Long term liabilities of discontinued operations	55,678	19,295
Total long-term liabilities	24,168,937	26,669,310
Total liabilities	49,077,748	53,445,645
STOCKHOLDERS' EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2016 and December 31, 2015; Issued and outstanding: 26,438,224 shares and 24,697,335 shares as of September 30, 2016 and December 31, 2015, respectively	264,382	246,973
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2016 and December 31, 2015; No shares issued or outstanding as of September 30, 2016 and December 31, 2015	–	–
Additional paid-in capital	250,312,743	246,591,415
Accumulated deficit	(183,362,456)	(182,554,637)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,078,566	671,674
Total stockholders' equity	67,385,181	64,047,371
Total liabilities and stockholders' equity	$116,462,929	$117,493,016

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)
(U.S. Dollars, except share data)

	Nine Months ended September 30,		Three months ended September 30,
	2016	2015	2016	2015
Revenues	$71,486,478	$69,160,381	$24,300,120	$23,289,448

Cost of revenues	48,933,171	49,005,379	16,436,276	16,254,419
Research and development expenses	2,367,964	2,697,121	752,847	680,414
Selling and marketing expenses	4,913,076	3,810,662	1,458,622	1,187,872
General and administrative expenses	11,149,640	12,270,493	3,122,853	4,089,442
Amortization of intangible assets	2,164,937	2,286,384	698,297	720,117
Total operating costs and expenses	69,528,788	70,070,039	22,468,895	22,932,264

Operating income (loss)	1,957,690	(909,658)	1,831,225	357,184

Other income (expense)	49,913	(55,678)	3,481	(105,709)
Financial expense, net	(769,328)	(887,771)	(227,474)	(316,766)
Total other expense	(719,415)	(943,449)	(223,993)	(422,475)
Income (loss) from continuing operations before income tax expense	1,238,275	(1,853,107)	1,607,232	(65,291)

Income tax expense	684,272	899,629	101,992	289,905
Income (loss) from continuing operations	554,003	(2,752,736)	1,505,240	(355,196)
Loss from discontinued operations	(1,361,787)	(590,882)	(869,302)	(262,775)
Net income (loss)	(807,784)	(3,343,618)	635,938	(617,971)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	406,892	(106,019)	344,837	(489,365)
Comprehensive income (loss)	$(400,892)	$(3,449,637)	$980,775	$(1,107,336)

Income (loss) per share of common stock:
Basic – continuing operations	$0.02	$(0.12)	$0.06	$(0.02)
Basic – discontinued operations	$(0.05)	$(0.02)	$(0.04)	$(0.01)
Basic net income (loss) per share	$(0.03)	$(0.14)	$0.02	$(0.03)

Diluted – continuing operations	$0.02	$(0.12)	$0.06	$(0.02)
Diluted – discontinued operations	$(0.05)	$(0.02)	$(0.04)	$(0.01)
Diluted net income (loss) per share	$(0.03)	$(0.14)	$0.02	$(0.03)
Weighted average number of shares used in computing basic net income (loss) per share	26,125,819	23,452,773	26,215,049	23,684,904
Weighted average number of shares used in computing diluted net income (loss) per share	26,125,819	23,452,773	26,215,049	23,684,904

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(807,784)	$(3,343,618)
Adjustments required to reconcile net loss to net cash used in operating activities:
Amortization of intangible assets	2,164,937	2,286,384
Depreciation	1,322,595	1,376,036
Deferred tax provision	607,925	685,907
Stock based compensation	785,738	475,330
(Gain) on dispositions, net	–	(782,659)
Changes in operating assets and liabilities:
Unbilled receivables	433,010	5,235,597
Trade receivables	372,779	1,422,092
Severance payable	436,682	83,639
Inventories	(819,411)	(162,571)
Other accounts receivable and prepaid expenses	(1,420,274)	(368,649)
Trade payables	(1,166,222)	(1,938,581)
Deferred revenues	(1,071,511)	(2,621,311)
Other accounts payable and accrued expenses	(341,418)	(3,935,623)
Net cash provided by (used in) operating activities	497,046	(1,588,027)
CASH FLOWS FROM INVESTING ACTIVITIES:
Proceeds from sale of property and equipment	–	895,000
Increase (decrease) in restricted collateral deposits	(139,192)	783
Purchase of property and equipment	(1,108,356)	(1,352,805)
Additions to capitalized software	(27,951)	(350,942)
Net cash used in investing activities	(1,275,499)	(807,964)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(16,380,225)	$(3,542,154)
Change in short term bank credit	3,349,208	5,726,762
Proceeds from long term debt	11,000,000	–
Proceeds from the issuance of common stock	2,952,999	–
Net cash provided by financing activities	921,982	2,184,608
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	143,529	(211,383)
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(429,371)	(55,050)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	10,608,420	11,291,784
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$10,322,578	$11,025,351
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$574,547	$746,681
Taxes paid on income during the period	111,441	594,652

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

b.          Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2016, its operating results for the nine and three month periods ended September 30, 2016 and 2015, and its cash flows for the nine-month periods ended September 30, 2016 and 2015.  The results of operations for the nine and three months ended September 30, 2016 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2016.

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

c.          Asset Held for Sale and Discontinued Operations
In August 2016, the Board approved a strategic shift to discontinue the Flow Battery segment (“the segment”) with an effective date of August 31, 2016.  The principal activities of the Flow Battery segment were research and development related and were focused on developing a commercial application based upon the Iron Flow Storage concept.  In connection with the discontinuance of the operations, management has developed a plan to sell the assets to a third party for future development.   Management believes that the Company will be able to execute the plan within the next 12 months.

The amounts presented in the condensed consolidated statement of comprehensive income as discontinued operations represent research and development and general and administrative expenses.  As the Flow Battery segment is reported within the Epsilor-EFL legal entity and the legal entity has net operating loss carryforwards for which the Company has recorded a valuation allowance, there is no tax impact.  Included in Flow Battery segment’s general and administrative expenses for the three month period ended September 30, 2016, is a contractual buyout associated with the termination of the Chairman of the Flow Battery segment of $524,052.

The impact of the discontinued operations on operating and investing activities within the consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015 was $511,366 and $11,186; and ($230,587) and ($22,075), respectively.

The assets and liabilities of the Flow Battery segment have been classified as held for sale as of September 30, 2016 and December 31, 2015.  These amounts consist of the following carrying values in each major class.
	September 30, 2016	December 31, 2015
	(Unaudited)
ASSETS
Current Assets	$40,000	$–
Property and equipment, net	262,317	55,032
Long-term assets	45,640	13,269
Total assets	$347,957	$68,301
LIABILITIES
Other accounts payable and accrued expenses	$524,052	$–
Long term liabilities	55,678	19,295
Total liabilities	$579,730	$19,295

Unless otherwise indicated, discontinued operations are not included in the reported results.  The Notes to the Condensed Consolidated Financial Statements relate to the Company’s continuing operations.

d. Goodwill and other long-lived assets:

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

In concluding that goodwill for the Company’s Power Systems reporting unit was not impaired at December 31, 2015, the Company determined the fair value of the reporting unit using a discounted cash flow model (“DCF model”). The DCF model includes projections of future cash flows and assumptions in relation to future short-term and long-term growth rates and weighted average cost of capital (“WACC”). Inherent in the valuation at December 31, 2015, were key variables, including the WACC and the terminal growth rates of approximately 12% and 3%, respectively. With all other assumptions remaining constant, if either the WACC increased by 0.5% or the terminal growth rate decreased by 0.5%, the Company may have determined that proceeding to step 2 of the impairment analysis, as indicated in ASC 350-10, was necessary.

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

g.          Certain relationships and related transactions

1. Related party loans: On February 9, 2000, one of the Company’s former officers exercised 9,404 stock options. This former officer paid the exercise price of the stock options and certain taxes that the Company paid on his behalf by giving the Company a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of the Company’s common stock acquired through the exercise of the options. As of September 30, 2016 and December 31, 2015, the aggregate amount outstanding pursuant to this promissory note was $452,995. Additionally, there is another former employee with the same arrangement with an outstanding promissory note of $455,059.

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

h.           Accounting for stock-based compensation:

For the three months ended September 30, 2016 and 2015, the compensation expense recorded related to restricted stock units and restricted shares was $137,252 and $140,735, respectively. For the nine months ended September 30, 2016 and 2015, the compensation expense recorded related to restricted stock units and restricted shares was $410,738 and $475,330, respectively.  The remaining total compensation cost related to share awards not yet recognized in the statements of comprehensive income as of September 30, 2016 was $389,340. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position.

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

i.          Anti-dilutive shares for EPS calculation

When the Company reports a loss from continuing operations, all non-vested restricted stock and non-vested restricted stock units classified as participating are excluded from the calculation of the basic and diluted earnings per common share because all such securities are not contractually obligated to participate in losses. The total weighted average number of shares related to the outstanding non-vested stock and non-vested restricted stock units excluded from the calculations of basic and diluted net income per share for the three and nine month periods ended September 30, 2016 and 2015 were none and 1,009,602, respectively.

NOTE 2:                       FAIR VALUE MEASUREMENT OF FINANCIAL INSTRUMENTS

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, and other assets, trade payables, accrued expenses, and other liabilities as of September 30, 2016 and December 31, 2015, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt and contractual severance approximates the estimated fair values at September 30, 2016, based upon the Company’s ability to acquire similar debt or fulfill similar obligations at similar maturities.

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

Inventories at September 30, 2016 and December 31, 2015 were the following:

	September 30, 2016	December 31, 2015
	(Unaudited)
Raw and packaging materials	$9,255,796	$8,184,476
Work in progress	665,412	760,585
Finished products	648,534	662,775
Total:	$10,569,742	$9,607,836

NOTE 4:                      SEGMENT INFORMATION

a.          The Company and its subsidiaries operate primarily in two business segments. The two segments are also treated by the Company as reporting units for goodwill impairment evaluation purposes. The goodwill amounts associated with the Training and Simulation Division and the Power Systems Division were determined and valued when the specific businesses were purchased.

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

b.          The following is information about reported segment revenues, income (losses) from continuing operations and total assets for the nine and three months ended September 30, 2016 and 2015:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Nine Months ended September 30, 2016
Revenues from outside customers	$36,519,124	$34,967,354	$–	$71,486,478
Depreciation, amortization and impairment expenses(1)	(825,178)	(2,649,545)	(12,809)	(3,487,532)
Direct expenses(2)	(29,218,054)	(32,217,155)	(4,556,134)	(65,991,343)
Segment operating income (loss)	$6,475,892	$100,654	$(4,568,943)	$2,007,603
Financial expense	(29,593)	(58,858)	(680,877)	(769,328)
Income tax benefit (expense)	51,285	(127,632)	(607,925)	(684,272)
Income (loss) from continuing operations	$6,497,584	$(85,836)	$(5,857,745)	$554,003
Segment assets(3)	$46,650,797	$61,131,101	$8,681,031	$116,462,929
Additions to long-lived assets	$236,866	$668,854	$–	$905,720
Nine Months ended September 30, 2015
Revenues from outside customers	$40,160,933	$28,999,448	$–	$69,160,381
Depreciation, amortization and impairment expenses(1)	(640,842)	(3,002,255)	(19,323)	(3,662,420)
Direct expenses(2)	(32,671,082)	(30,334,284)	(3,457,931)	(66,463,297)
Segment operating income (loss)	$6,849,009	$(4,337,091)	$(3,477,254)	$(965,336)
Financial income (expense)	(42,851)	33,955	(878,875)	(887,771)
Income tax expense	(200,425)	–	(699,204)	(899,629)
Income (loss) from continuing operations	$6,605,733	$(4,303,136)	$(5,055,333)	$(2,752,736)
Segment assets(3)(4)	$58,050,229	$57,992,723	$386,112	$116,429,064
Additions to long-lived assets	$891,849	$785,321	$4,502	$1,681,672

Three months ended September 30, 2016
Revenues from outside customers	$11,871,987	$12,428,133	$–	$24,300,120
Depreciation, amortization and impairment expenses(1)	(276,151)	(874,163)	(2,552)	(1,152,866)
Direct expenses(2)	(8,795,338)	(11,451,439)	(1,065,771)	(21,312,548)
Segment operating income (loss)	$2,800,498	$102,531	$(1,068,323)	$1,834,706
Financial expense	(14,782)	(23,830)	(188,862)	(227,474)
Income tax benefit (expense)	144,915	(18,271)	(228,636)	(101,992)
Income (loss) from continuing operations	$2,930,631	$60,430	$(1,485,821)	$1,505,240
Three months ended September 30, 2015
Revenues from outside customers	$13,838,250	$9,451,198	$–	$23,289,448
Depreciation, amortization and impairment expenses(1)	(225,820)	(947,199)	(6,917)	(1,179,936)
Direct expenses(2)	(10,642,181)	(9,916,151)	(1,299,705)	(21,858,037)
Segment operating income (loss)	$2,970,249	$(1,412,152)	$(1,306,622)	$251,475
Financial income (expense)	(18,010)	19,761	(318,517)	(316,766)
Income tax expense	(21,949)	–	(267,956)	(289,905)
Income (loss) from continuing operations	$2,930,290	$(1,392,391)	$(1,893,095)	$(355,196)

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,641 and $21,191,580, respectively, as of September 30, 2016 and $24,435,641 and $20,935,609, respectively, as of September 30, 2015.

(4)	Includes segment assets from continuing operations.

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

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The balance at September 30, 2016 and December 31, 2015 was $7,409,208 and $4,060,000, respectively.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The balance at September 30, 2016 and December 31, 2015 was $9,845,740 and $15,316,046, respectively.

The maturity of the Mortgage Loan is March 11, 2021 and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60. The balance at September 30, 2016 and December 31, 2015 was $983,335 and $902,914, respectively.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants as of September 30, 2016.

The Credit Facilities are secured by the Company’s assets and the assets of the Company’s subsidiaries.

NOTE 6:                      SALE OF BUILDING

On February 9, 2015, the Company sold a building used for its now-discontinued Armor Division in Auburn, Alabama to the current tenant for $925,000, resulting in a gain, net of fees, of $895,000 which was recorded in general and administrative expenses on the condensed consolidated statement of comprehensive income. On that same date, the existing mortgage and existing building sublease were terminated which ended any obligation the Company had for this property.

NOTE 7:                      IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

Executive Summary

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military, commercial and medical markets. We are organized into two operational business units:

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

Discontinued Operations

During the quarter ended September 30, 2016, the Board of Directors approved a plan to discontinue the Flow Battery segment.  The discontinuance is a strategic shift that has and will have a major effect on the Company’s operations and financial results; therefore, the results of the Flow Battery segment have been reclassified as discontinued operations for all periods presented.

The financial results of the Company are presented as continuing operations in the Consolidated Financial Statements for all periods presented.  See Note 1 – Asset Held for Sale and Discontinued Operations.   The loss from discontinued operations reported for the nine and three month periods ended September 30, 2016 and 2015 are $1.4 million and $591,000; and $869,000 and $263,000 respectively.  The impact of the discontinued operations on operating and investing activities within the consolidated statement of cash flows for the nine months ended September 30, 2016 and 2015 was $511,366 and $11,186; and ($230,587) and ($22,075), respectively.

The absence of the losses from the Flow Battery segment is anticipated to improve financial results, liquidity, and loan covenants.

Overview of Pre-Tax Results of Continuing Operations

Through the first nine months of 2016 as compared to 2015, our revenues increased $2.3 million to $71.5 million. This was as a result of revenue growth in our Power Systems Division. For the first nine months of 2016, we reported income from continuing operations of $1.2 million as compared to a loss from operations for the first nine months of 2015 of $1.9 million. Included in the income from operations in 2016 is incremental stock compensation expense of $375,000 related to a non-recurring issuance of common stock during the nine months ended September 30, 2016.

Included in the 2015 loss from operations of $1.9 million was a non-recurring expense reduction of $895,000 related to the sale of a building used in our former Armor Division, partially offset by non-recurring costs of $803,000 related to the transition and move of our former Alabama operations to UEC based in South Carolina.

Excluding these significant non-recurring items, our income from operations improved $3.6 million during the first nine months of 2016 as compared to 2015. This was primarily attributable to increased revenues and operating performance in our Power Systems Division.

Overview of Operating Performance and Backlog

Overall, our pre-tax income for the nine months ended September 30, 2016 was $1.2 million on revenues of $71.5 million, compared to pre-tax loss of $1.9 million on revenues of $69.2 million during the nine months ended September 30, 2015. Our overall backlog for the third quarter of 2016 totaled $55.0 million, compared to $61.1 million in the third quarter of 2015.

In our Training and Simulation Division, revenues for the nine months ended September 30, 2016 were $36.5 million, compared to $40.2 million in the first nine months of 2015. As of September 30, 2016, our backlog for our Training and Simulation Division totaled $22.0 million, compared to $30.1 million in the third quarter of 2015.

In our Power Systems Division, revenues for the nine months ended September 30, 2016 were $35.0 million, compared to $29.0 million in the first nine months of 2015. As of September 30, 2016, our backlog for our Power Systems Division totaled $33.0 million, compared to $31.0 million in the third quarter of 2015.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2016 and 2015:

	Nine Months ended September 30,
Type of Revenue	2016	2015
Sale of products	95.3%	93.5%
Maintenance and support agreements	4.4%	5.5%
Long term research and development contracts	0.3%	1.0%
Total	100.0%	100.0%

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

The majority of financial transactions of Epsilor are in New Israeli Shekels (“NIS”) and a substantial portion of Epsilor’s costs are incurred in NIS. Management believes that the NIS is the functional currency of Epsilor. Accordingly, the financial statements of Epsilor have been translated into U.S. dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of comprehensive income amounts have been translated using the average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive loss in stockholders’ equity.

Results of Continuing Operations

Three months ended September 30, 2016 compared to the three months ended September 30, 2015.

Revenues. Revenues for the three months ended September 30, 2016 totaled $24.3 million, compared to $23.3 million in the comparable period in 2015, an increase of $1.0 million, or 4.3%. In the third quarter of 2016, revenues were $11.8 million for the Training and Simulation Division as compared to $13.8 million in the third quarter of 2015, a decrease of $2.0 million, or 14.2%, due primarily to lower revenues in our Vehicle Simulation product area; and $12.4 million for the Power Systems Division, as compared to $9.5 million in the third quarter of 2015, an increase of $2.9 million, or 31.5%, due primarily to higher revenues generated both in the Israeli and U.S. operations of our Power Systems Division.

Cost of revenues. Cost of revenues totaled $16.4 million during the third quarter of 2016 as compared to $16.3 million in the third quarter of 2015, an increase of $100,000, or 1.1%. Cost of revenues were $6.1 million for the Training and Simulation Division as compared to $8.3 million in the third quarter of 2015, a decrease of $2.2 million, or 26.9%, due primarily to lower costs associated with lower Vehicle Simulation revenues; and $10.4 million for the Power Systems Division as compared to $7.9 million in the third quarter of 2015, an increase of $2.5 million, or 30.4%, due primarily to higher costs associated with higher revenues.

Research and development expenses. Research and development expenses for the third quarter of 2016 were $753,000 compared to $680,000 during the third quarter of 2015, an increase of $72,000, or 10.6%.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2016 were $1.5 million, compared to $1.2 million in the third quarter of 2015, an increase of $300,000, or 22.8%, due primarily to increased focus on selling and marketing activities in the U.S. operations of our Power Systems Division as well as increases in sales and marketing staff costs in our Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the third quarter of 2016 were $3.1 million, compared to $4.1 million in the third quarter of 2015, a decrease of $1.0 million, or 23.6%, due primarily to improved cost efficiencies in Corporate and in the U.S. operations of our Power Systems Division.

Amortization of intangible assets. Amortization of intangible assets totaled $698,000 in the third quarter of 2016, compared to $720,000 in the third quarter of 2015, a decrease of $22,000, or 3.0%.

Financial expense, net. Financial expense totaled $227,000 in the third quarter of 2016, compared to financial expense of $317,000 in the third quarter of 2015, a decrease of $90,000, or 28.2%, due primarily to less interest expense incurred as a result of less debt outstanding and more favorable interest rates in 2016 as compared to 2015.

Income taxes. We recorded $102,000 in tax expense in the third quarter of 2016, compared to $290,000 in tax expense in the third quarter of 2015, a decrease of $188,000 or 64.8%. This expense also includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets, such as goodwill, that cannot be used as a source of taxable income to support the realization of deferred tax assets).  The naked tax credit expense was partially offset by lower state income taxes recorded in our Training and Simulation Division during the third quarter of 2016.

Income (loss) from continuing operations. Due to the factors cited above, we went from a loss from continuing operations of $355,000 in the third quarter of 2015 to income from continuing operations of $1.5 million in the third quarter of 2016, an improvement of $1.9 million.

Nine months ended September 30, 2016 compared to the nine months ended September 30, 2015.

Revenues. Revenues for the nine months ended September 30, 2016 totaled $71.5 million, compared to $69.2 million in the comparable period in 2015, an increase of $2.3 million, or 3.4%. In the first nine months of 2016, revenues were $36.5 million for the Training and Simulation Division as compared to $40.2 million in the first nine months of 2015, an decrease of $3.6 million, or 9.1%, due primarily to lower revenues in our Vehicle Simulation product area; and $35.0 million for the Power Systems Division, as compared to $29.0 million in the first nine months of 2015, an increase of $6.0 million, or 20.6%, due primarily to higher revenues generated by the Israeli and U.S. operations of our Power Systems Divisions.

Cost of revenues. Cost of revenues totaled $48.9 million during the first nine months of 2016 as compared to $49.0 million in the first nine months of 2015, a decrease of $100,000, or less than 1.0%, due primarily to lower revenues in our Training and Simulation Division offset by increased spending in our Power Systems Division resulting from higher revenues. Cost of revenues was $20.7 million for the Training and Simulation Division as compared to $25.0 million in the first nine months of 2015, a decrease of $4.3 million, or 17.1%, due primarily to lower costs associated with decreased revenues from our Vehicle Simulation product area; and $28.3 million for the Power Systems Division as compared to $24.0 million in the first nine months of 2015, an increase of $4.3 million, or 17.5%, due primarily to higher revenues generated by our Israeli and U.S. operations of our Power Systems Division.

Research and development expenses. Research and development expenses for the first nine months of 2016 were $2.4 million compared to $2.7 million during the first nine months of 2015, a decrease of $329,000, or 12.2%, due primarily to an increase in funding related to product development activities by our customers in our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2016 were $4.9 million, compared to $3.8 million in the first nine months of 2015, an increase of $1.1 million, or 28.9%, due primarily to increased focus on selling and marketing activities in the U.S. operations of our Power Systems Division as well as increases in sales and marketing staff costs in our Training and Simulation Division.

General and administrative expenses. General and administrative expenses for the first nine months of 2016 were $11.1 million, compared to $12.3 million in the first nine months of 2015, a decrease of $1.2 million, or 9.1%, due primarily to improved cost efficiencies in Corporate and in the U.S. operations of our Power Systems Division.

Amortization of intangible assets. Amortization of intangible assets totaled $2.2 million in the first nine months of 2016, compared to $2.3 million in the first nine months of 2015, a decrease of $100,000, or 5.3%, due primarily to higher amortization expense being recognized in 2015 pertaining to shorter lived intangible assets.

Financial expense, net. Financial expense totaled $769,000 in the first nine months of 2016, compared to financial expense of $888,000 in the first nine months of 2015, a decrease of $119,000, or 13.3%, due primarily to less interest expense incurred as a result of less debt outstanding and lower interest rates in 2016 as compared to 2015.

Income taxes. We recorded $684,000 in tax expense in the first nine months of 2016, compared to $900,000 in tax expense in the first nine months of 2015, a decrease of $216,000, or 23.9% primarily due to having less tax being generated at the state and local level in 2016 as compared to 2015. This expense also includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets, such as goodwill, that cannot be used as a source of taxable income to support the realization of deferred tax assets).

Income (loss) from continuing operations. Due to the factors cited above, we went from a loss from continuing operations of $2.8 million in the first nine months of 2015 to income from continuing operations of $554,000 in the first nine months of 2016, a difference of $3.4 million.

Liquidity and Capital Resources

As of September 30, 2016, we had $10.3 million in cash and $235,000 in restricted collateral deposits, as compared to December 31, 2015, when we had $10.6 million in cash and $90,000 in restricted collateral deposits. We also had $7.6 million in available, unused bank lines of credit with our main bank as of September 30, 2016, under a $15.0 million credit facility.

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

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants as of September 30, 2016.

The Credit Facilities are secured by our assets and the assets of our subsidiaries.

We used available funds in the nine months ended September 30, 2016 primarily to improve our capital structure. We received $3.0 million through the issuance of stock and paid $5.4 million of long-term debt during the nine months ended September 30, 2016.

Net cash provided by operating activities for the nine months ended September 30, 2016 was $500,000. Net cash used in operating activities for the nine months ended September 30, 2015 was $1.6 million, representing a net change year over year of $2.1 million. This difference was due primarily to improvements in operational results as well as working capital performance.

Net cash used in investing activities for the nine months ended September 30, 2016 was $1.3 million. Net cash used in investing activities for the nine months ended September 30, 2015 was $800,000, representing a net change year over year increase of $500,000. This difference was due primarily to the non-recurring nature of the sale of the building of our former Armor Division during the nine months ended September 30, 2015, offset by lower capital expenditures of $800,000.

Net cash provided by financing activities for the nine months ended September 30, 2016 was $900,000. Net cash provided by financing activities for the nine months ended September 30, 2015 was $2.2 million, representing a year over year net change of $1.3 million. This change is attributable to a net decrease in cash used to pay long term debt and short term bank credit partially offset by proceeds from issuance of long term debt and common stock.
As of September 30, 2016, we had approximately $7.4 million in short-term bank debt under our credit facility and $10.8 million in long-term loans outstanding; which included $1.7 million in current debt and $9.1 million in long term debt. This is in comparison to December 31, 2015, when we had $4.1 million in short-term bank debt under our credit facility and $16.2 million in long-term debt outstanding, which included $4.3 million in current debt and $11.9 million in long term debt.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations and lines of credit should be sufficient to satisfy our current estimated cash requirements through the next twelve months. In this connection, we note that from time to time our working capital needs are partially dependent on our and our subsidiaries’ lines of credit.

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

Dated:           November 9, 2016

AROTECH CORPORATION

By:	/s/ Steven Esses
	Name:	Steven Esses
	Title:	President and CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)