Form 10-K
period 2016-12-31
AROTECH CORP
filed 2017-03-16
CIK 916529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
	OMB Number:	3235-0063
	Expires:	March 31, 2017
	Estimated average burden hours per response	2,003.78

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2016.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2016 was approximately $61,615,918 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,409,932 as of 3/14/2017

Documents incorporated by reference: None

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

PART I

ITEM 1.     BUSINESS

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and mobile power systems for the military, commercial and medical markets. We operate in two business units:

☐
We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for engineering, use-of-force training and operator training of military, law enforcement, security, emergency services and other personnel through our Training and Simulation Division:

●
We provide interactive operator training systems featuring state-of-the-art vehicle simulator technology enabling training and research in situation awareness, risk analysis and decision-making, emergency reaction and avoidance procedures, conscientious equipment operation, and crew coordination;

●
We provide aircrew decision making support software, part-task aircraft simulators, and simulated weapon models to support military operations and aircrew training to the United States and foreign militaries; and

●
Under the trade name MILO Range™ (“MILO Range”), we provide specialized “use-of-force” and judgment skills training systems for police, security personnel and the military to train their personnel in safe, productive, and realistic environments; and.

●	Under the trade name Realtime Technologies (“Realtime”), we provide consulting and development support for engineering and research simulation solutions.

☐
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

●
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

●
We develop and sell rechargeable and primary batteries and smart chargers to the military and medical markets and to private defense industry in the Middle East, Europe and Asia under our Epsilor nameplate;

●
We develop, manufacture and market primary batteries, rechargeable batteries and battery chargers for the military, focusing on soldier system applications that demand high energy and light weight batteries with intelligent power management and distribution; and

●	We produce water-activated lifejacket lights for commercial aviation and marine applications under our Electric Fuel nameplate.

Background

We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. We operate through our various subsidiaries (all of which are 100% owned by us):

☐	FAAC Incorporated (“FAAC”), a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division);

☐
Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation with facilities located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv), Dimona, Israel (in Israel’s Negev desert area), and in Sderot, Israel (near the Gaza Strip) (Power Systems Division);

☐	UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division); and

☐	Electric Fuel Battery Corporation (“EFB”), a Delaware corporation located in Hanahan, South Carolina (Power Systems Division).

Unless the context requires otherwise, all references to us refer collectively to Arotech Corporation and its subsidiaries.

Our results for 2014 do not include the first three months of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

For financial information concerning the business segments in which we operate, see Note 15.b. of the Notes to the Consolidated Financial Statements. For financial information about geographic areas in which we engage in business, see Note 15.c. of the Notes to the Consolidated Financial Statements.

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

The offices and facilities of our Power Systems Division are located in Hanahan, South Carolina, and in Israel (in Beit Shemesh, Dimona and Sderot, all of which are within Israel’s pre-1967 borders). Our executive operations are conducted primarily from our principal executive offices in Ann Arbor, Michigan, which is the headquarters of our Training and Simulation Division. The Training and Simulation Division also maintains an office in Orlando, Florida.

Training and Simulation Division

Our Training and Simulation Division develops, manufactures and markets an extensive array of trainers and simulation based solutions that provide interactive and situational awareness and training for military, law enforcement, commercial, and research customers. Our simulators safely and economically train people, from transit bus/rail operators to public safety personnel to military convoy crews, to respond immediately and appropriately in threatening and dangerous situations while under extreme pressure. Our solutions provide pilots of U.S. fighter aircraft accurate weapon employment information. We provide tools and simulation solutions used in leading edge vehicular research. During 2016, 2015, and 2014, revenues from our Training and Simulation Division were approximately $46.4 million, $54.6 million, and $56.4 million, respectively.

The Training and Simulation Division concentrates on three different product areas:

☐	Our Vehicle Simulation group provides high fidelity vehicle simulators for use in operator/crew training and research applications;

☐
Our Air Warfare Simulations group provides weapon simulations used to train military pilots, weapon employment information used in the effective use of air launched weapons, and part-task simulators to train aircrew; and

☐
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

Our Vehicle Simulation group focuses on the development and delivery of complete simulation solutions for a wide range of vehicle types and applications– such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles and encompasses both driver training and full crew coordination training. We are the prime contractor for the U.S. Army’s Virtual Clearance Training Suite (“VCTS”) program. VCTS trains route clearance teams on techniques to detect and neutralize improvised explosive devices. In 2016, 2015, and 2014, our Vehicle Simulations group accounted for approximately 37%, 40%, and 42%, respectively, of our Training and Simulation Division’s revenues. In 2016, 2015, and 2014, our Vehicle Simulations group accounted for 18%, 23%, and 23% of our consolidated revenues, respectively.

We believe that we have held a dominant market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

Air Warfare Simulations

In the area of Air Warfare Simulations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the U.S. Department of Defense (“DoD”) and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and F-35 aircraft. Two of our key Air Warfare Simulations programs are the Zone Acquisition Program (ZAP) and our Air National Guard Boom Operator Simulator System (BOSS). ZAP provides aircrew with weapon employment information using highly accurate high-speed weapon simulations embedded in the operational flight programs of all US fighter aircraft. BOSS trains the boom operators for the performance of in-flight refueling. Boom operators control the equipment on a specially designed, refueling aircraft that passes fuel to other aircrafts in midair. We commenced production of this trainer and started to generate revenue from the sale of these trainers in 2015. In 2016, 2015, and 2014, our Air Warfare Simulations group accounted for 35%, 36%, and 35%, respectively, of our Training and Simulation Division’s revenues. In 2016, 2015, and 2014, the Air Warfare Simulations group accounted for 18%, 20%, and 19% of our consolidated revenues, respectively.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital use-of-force training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO Range (interactive Use-of-Force and firearms training), the MILO Theater (an immersive training environment enabling trainees to experience up to 300 degrees of field of regard), and the MILO Response (judgement skills training for EMS personnel), using our MILO Range trade name. In 2016, 2015, and 2014, our Use-of-Force group accounted for 20%, 15%, and 16%, respectively, of our Training and Simulation Division’s revenues.

Warranty

We typically offer a one to two year warranty for most of our products. Additionally, we sell extended warranties to our existing customers. In 2016, 2015, and 2014, warranty revenue accounted for 8%, 9%, and 7%, respectively, of our Training and Simulation Division’s revenues.

Marketing and Customers

We market our Training and Simulation Division products to all branches of the U.S. military, international militaries, federal and local governments, municipal transportation departments, research institutions, private organizations, and public safety groups. Municipalities throughout the U.S. are using our vehicle simulators and use-of-force products, and our penetration in Asia, Europe and the Americas continues through the use of commissioned sales agents, regional distributors, and strategic corporate partnerships.

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

Vehicle Simulators

Several potential competitors in this segment are large, diversified defense and aerospace conglomerates, such as L-3 Technologies, Inc. (NYSE: LLL) and Leidos, Inc. (NYSE: LDOS), who do not focus exclusively on our specific niches. As such, we are able to provide service on certain large military contracts through strategic agreements with these organizations or can compete directly with these organizations based on our strength in developing higher quality software solutions. In municipal market applications, we compete against smaller, less sophisticated companies, such as Raydon Corporation and Doron Precision Systems. Many of our competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

Air Warfare Simulations

Currently, we believe that no significant competitors participate in the markets we serve around our weapon simulation niche. Our 45-year history in this space provides us with a library of resources that would require substantial investment by a competitor to offer a comparable product. The companies that have the potential to compete with us are companies that now subcontract this work to us: Boeing Company (NYSE: BA) (“Boeing”), Raytheon Company (NYSE: RTN) (“Raytheon”), and Cubic Corporation (NYSE: CUB).

Use of Force

We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer. Meggitt Training Systems, VirTra, Inc. (OTCMKTS: VTSI.PK), Ti Training Corp., and Laser Shot, Inc. are our main competitors in this space.

Power Systems Division

Our Power Systems Division develops and provides sophisticated portable power solutions for diverse applications, including military equipment carried by soldiers, hybrid energy generation/storage in austere environments, power management and power distribution, and clean, stable power for tactical vehicles, unmanned vehicles and medical devices, all of which are designed to complex and demanding customer specifications. During 2016, 2015, and 2014, revenues from our Power Systems Division were approximately $46.6 million, $42.0 million, and $47.2 million, respectively. Revenues in the first quarter of 2014 did not include the results of UEC, which we did not own until April 2014. On a pro forma basis, assuming we had owned all components of our Power Systems Division since January 1, 2014, Power Systems Division revenues in 2016, 2015, and 2014 would have been approximately $46.6 million, $42.0 million, and $59.7 million, respectively.

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

In addition, we also specialize in core, proprietary engineering capabilities in highly-demanded solution areas, including: (i) hybrid power generation systems, (ii) smart power subsystems for military vehicles and dismounted applications, and (iii) aircraft and missile systems support for cutting-edge weapons and communications technologies. Our unique brand of comprehensive service is highly sought-after by customer agencies such as the Marine Corps Systems Command, Space and Naval Warfare Systems Command (“SPAWAR”), US Army Communications and Electronics Research (“CERDEC”) and Tank Automotive Command (“TACOM”), as well as large prime contractors such as Raytheon, Boeing, Lockheed Martin Corporation (NYSE: LMT), and BAE Systems plc (LON: BA) (“BAE”). Our key program areas in this field include the following:

●
We supply the United States Marine Corps (“USMC”) with its program of record Ground Renewable Expeditionary Energy Network Systems (“GREENS”), a renewable power generation, intelligent energy storage and distribution system for troops serving in austere environments. GREENS is the only DoD Program of Record for renewable power generation. We also offer a commercial (not-ITAR restricted) version of this product, targeting both domestic and international markets where clean, reliable power in austere, rugged environments is a critical need.

●
We have supplied the USMC with Mobile Hybrid Expeditionary Energy System (“MHEES”), a product that incorporates both solar collection and high density battery technologies to intelligently reduce run time and optimize efficiency of tactical generators. This single system is scalable to 3.5kW, 7kW and 10.5kW output, making it an ideal solution for multiple military missions. We are currently under contract with Marine Corps Systems Command to develop and deliver the next-generation of MHHES, known as Mobile Electric Hybrid Power Sources (“MEHPS”). MEHPS is a modular, scalable system capable of delivering clean, reliable three-phase power in a 5kW dismounted configuration as well as 10kW and 15kW trailer mounted configurations.

●
We have designed and continue to refine a proprietary Distributed Power Control and Management System (DPCMS) that replaces electrical systems on aging tactical vehicles such at the Light Armored Vehicle (LAV) and Amphibious Assault Vehicle (AAV). This power management and distribution system enables vehicles that have already exceeded the OEM’s recommended life to be refurbished and to take advantage of new automotive communication protocols J-1939. These refurbishments permit aging tactical vehicle fleets to function as a new vehicle, without the cost implications of replacing it with a new vehicle. This system has been successfully tested on LAVs by the USMC and UEC is currently under contract with the USMC to design and integrate the DPCMS system into multiple variants of the AAV.

●
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

Marketing and Customers

We market to a diverse array of customers. The renewable and hybrid energy market prior to 2015 had been primarily focused on the U.S. Department of Defense. We believe we have achieved significant success in this market; however, we are modifying our products to better meet commercial/industrial demands. In addition, we are refocusing marketing efforts internationally on the heels of our GREENS and MHEES programs. Specific efforts include exhibiting at international trade shows like DSEI and Eurosatory, establishing international sales channels, establishing networks within U.S. commercial markets, and an increase in outbound marketing efforts designed to drive potential customers to our solutions.

Over 90% of revenues are attributed to existing customers with new requirements or referrals of new customers from our existing customer base. This customer loyalty is closely tied to our technical solutions, our on-time delivery and quality of product metrics (consistently 98% or greater).

Manufacturing

Our three AS9100 and ISO 9001 registered facilities are located in the tri-county area of Charleston, South Carolina. All facilities are well equipped with state of the art design tools and automated manufacturing equipment to support our customers’ design, testing, and production needs.

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

Our SWIPES™ power hub utilizes the MOLLE (Modular Lightweight Load-carrying Equipment) vest and integrates force protection electronics and communications equipment with an advanced battery. The system utilizes a modular power distribution system that is powered by a conformal wearable battery allowing for extended mission times without the burden of power source swaps or charging due to their high energy density. It also reduces the battery weight soldiers carry by up to 30%. The batteries continuously charge the secondary batteries inside various devices, such as two way radios, GPS units and shot detection systems. In 2015 and 2016, US Army CERDEC awarded us with a development contract to expand the solider system wearable capabilities through the development of super capacitor based Radio Power Adapters (RPA). These RPAs are expected to further reduce the weight that a solider carries and allows for the next level of capability for integrated soldier systems.

Customers

The principal customers for our lithium batteries during 2016 were the Israel Ministry of Defense, Elbit, Israel Aircraft Industries, and Aeronautics. The principal customer for our soldier power systems in 2016 was the U.S. Army, with interest also shown from the U.K. Ministry of Defence and the Australian Defence Force.

Competition

There are a limited number of players globally that are a one-stop-shop for high-end custom portable power. Our main competitors are Bren-Tronics, Inc., Ultralife Corporation (Nasdaq: ULBI) (“Ultralife”), Inventus Power, Protonex Technology Corporation, Safety Insurance Group, Inc. (Nasdaq: SAFT), Electrochem Solutions, Inc., RRC Power Solutions and Inspired Energy Plc (London: INSE).

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

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2016, 2015, and 2014, our funded backlog was approximately $55.4 million, $63.0 million, and $69.9 million, respectively, divided between our divisions as follows:

Division	2016	2015	2014
Training and Simulation Division	$18,790,000	$29,772,000	$45,731,000
Power Systems Division	36,584,000	33,248,000	24,175,000
TOTAL:	$55,374,000	$63,020,000	$69,906,000

Major Customers

During 2016, 2015, and 2014, including both of our divisions, various branches of the United States military accounted for approximately 41%, 48% and 56% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Research and Development

During the years ended December 31, 2016, 2015, and 2014, our research and product development expenses were approximately $2.7 million, $3.1 million, and $2.9 million, respectively. Not included in these figures are any costs pertaining to the Flow Battery segment that was discontinued on August 31, 2016, or any research and development where the costs were underwritten by customers or charged directly to projects as non-recovered engineering costs.

Employees

As of December 31, 2016, we employed 514 total employees worldwide, substantially all of whom were full-time employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We have incurred significant net losses since our inception. As of December 31, 2016, we had an accumulated deficit of approximately $185.4 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps have helped to reduce our operating expenses and maximize our available resources and enabled us to operate at a net profit in the recent past, there can be no assurance that we will be able to maintain profitability consistently or that our business will continue to exist.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of our indebtedness could result in a default that could have material adverse consequences for us.

Our bank and other indebtedness (short and long term) totaled approximately $13.5 million as of December 31, 2016 (not including trade payables, other account payables, and accrued severance pay), of which $3.0 million was bank working capital lines of credit and approximately $9.5 million represents a term loan entered into to fund the UEC acquisition and a $1.0 million mortgage on our property owned in Ann Arbor, Michigan. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

●	we must dedicate a portion of our cash flows from operations to pay principal and interest and, as a result, we may have less funds available for operations and other purposes;

●	it may be more difficult and expensive to obtain additional funds through financings, if available at all;

●
we are more vulnerable to economic downturns and fluctuations in interest rates, less able to withstand competitive pressures and less flexible in reacting to changes in our industry and general economic conditions; and

●
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

Furthermore, a failure to comply with the obligations contained in the agreements governing our indebtedness could result in an event of default under such agreements which could result in an acceleration of debt under other instruments evidencing indebtedness that contain cross-acceleration or cross-default provisions. If our indebtedness were to be accelerated, there can be no assurance that our future cash flow or assets would be sufficient to repay in full such indebtedness. In the past, we have received waivers that enabled us to avoid covenant violations that could have triggered a default on our indebtedness. There can be no assurance that any similar waivers will, if needed, be granted in the future.

We may not be successful in operating our electronics engineering and design services for the military business, which is a new business for us.

The business of electronics engineering and design services for the military is a relatively new business for us and our management group has limited experience operating this particular type of business. We cannot assure that we will be successful in managing this new business. If we are unable to successfully operate this new business, our business, financial condition and results of operations could be materially impaired.

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

Our earnings may decline if we write off goodwill and other intangible assets.

As of December 31, 2016, we had recorded goodwill of $45.5 million. Any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, which, in the Power Systems Division in 2016, was a 37% percent margin. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, a sustained decline in our market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results.

Significant judgments inherent in these analyses include assumptions about appropriate sales growth rates, weighted average cost of capital (WACC) and the amount of expected future net cash flows. The judgments and assumptions used in the estimate of fair value are generally consistent with the projections and assumptions that are used in current operating plans. Such assumptions are subject to change as a result of changing economic and competitive conditions. The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate the fair value of the reporting units and trade name.

The goodwill of our Training and Simulation Division equaled $24.4 million and the goodwill of our Power Systems Division equaled $21.1 million at December 31, 2016. During 2015 and 2016, the Power Systems reporting unit incurred losses from operations that were attributable to discrete events that management considers to be temporary in nature. Based on the discounted cash flow valuation at December 31, 2016, an increase in the WACC or changes in other significant variables for the Power Systems Division could potentially result in impairment.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2016, 2015, and 2014, 21.9%, 19.5%, and 19.1%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

Risks Related to Government Contracts

A significant portion of our business is dependent on government contracts and reduction or reallocation of defense or law enforcement spending could reduce our revenues.

Most of our customers to date have been in the public sector of the U.S., including the federal, state, and local governments and the military, and in the public sectors of a number of other countries. A significant decrease in the overall level or allocation of defense or law enforcement spending in the U.S. or other countries could reduce our revenues and have a material adverse effect on our future results of operations and financial condition.

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

Government agencies routinely audit government contracts. These agencies review a contractor’s performance on its contract, pricing practices, cost structure and compliance with applicable laws, regulations and standards. If we are audited, we will not be reimbursed for any costs found to be improperly allocated to a specific contract, while we would be required to refund any improper costs for which we had already been reimbursed. Therefore, an audit could result in a substantial adjustment to our revenues. If a government audit uncovers improper or illegal activities, we may be subject to civil and criminal penalties and administrative sanctions, including termination of contracts, forfeitures of profits, suspension of payments, fines and suspension or debarment from doing business with United States government agencies. We could suffer serious reputational harm if allegations of impropriety were made against us. A governmental determination of impropriety or illegality, or an allegation of impropriety, could have a material adverse effect on our business, financial condition or results of operations.

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

Our defense and commercial businesses must comply with and are affected by various government regulations that impact our operating costs, profit margins and our internal organization and operation of our businesses. Among the most significant regulations are the following:

●	the U.S. Federal Acquisition Regulations, which regulate the formation, administration and performance of government contracts;

●	the U.S. Truth in Negotiations Act, which requires certification and disclosure of all cost and pricing data in connection with contract negotiations; and

●	the U.S. Cost Accounting Standards, which impose accounting requirements that govern our right to reimbursement under certain cost-based government contracts.

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

The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

●	announcements by us, our competitors, or our customers;

●	the introduction of new or enhanced products and services by us or our competitors;

●	changes in the perceived ability to commercialize our technology compared to that of our competitors;

●	rumors relating to our competitors or us;

●	actual or anticipated fluctuations in our operating results;

●	the issuance of our securities, including warrants, in connection with financings and acquisitions; and

●	general market or economic conditions.

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

Relatively speaking, we are a small company with limited resources. There can be no assurances that we will be able to continue to comply with the added “accelerated filer” requirements by applicable deadlines. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for future year ends, investors could lose confidence in the reliability of our financial reporting.

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

Provisions of our amended and restated certificate of incorporation may have the effect of making it more difficult for a third party to acquire, or of discouraging a third party from attempting to acquire, control of us. These provisions could limit the price that certain investors might be willing to pay in the future for shares of our common stock. These provisions:

●	divide our board of directors into three classes serving staggered three-year terms;

●	only permit removal of directors by stockholders “for cause,” and require the affirmative vote of at least 85% of the outstanding common stock to so remove; and

●	allow us to issue preferred stock without any vote or further action by the stockholders.

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

Enforcement of civil liabilities against our Israeli assets may be difficult to obtain.

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 23% of our assets are located outside the United States.

There is doubt as to the enforceability of civil liabilities under the Securities Act of 1933, as amended, and the Securities Exchange Act of 1934, as amended, in original actions instituted in Israel. As a result, it may not be possible for investors to enforce judgments of U.S. courts predicated upon the civil liability provisions of U.S. laws against our assets located in Israel. In addition, awards of punitive damages in actions brought in the U.S. or elsewhere may be unenforceable in Israel.

Exchange rate fluctuations between the U.S. dollar and the Israeli NIS may negatively affect our earnings.

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2016, the inflation-adjusted NIS held steady against the dollar.

ITEM 1B.     UNRESOLVED STAFF COMMENTS

None.

ITEM 2.     PROPERTIES

Our primary administrative offices are located in the offices of our Training and Simulation Division, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in July 2018. We also lease 17,200 square feet of office space adjacent to our administrative offices pursuant to a lease expiring in July 2018; 5,500 square feet in Royal Oak, Michigan pursuant to a lease expiring in November 2018; and 10,000 square feet of office and lab space in Orlando, Florida pursuant to a lease expiring in October 2019.

Additionally, we own 40,000 square feet of office, production, and warehouse space near our administrative offices in Ann Arbor. We sublease 7,000 square feet of surplus space in this building for a term of ten years with an option to terminate the sublease with one year’s prior notice in May 2018.

Our Power Systems Division operates out of facilities in Hanahan, South Carolina, constituting approximately 63,000 square feet, which are leased from the former owners of UEC through the end of 2019 with an option to renew through 2024. Our Power Systems Division also maintains approximately 23,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis. We also maintain approximately 2,300 square feet of factory, office and warehouse space in Sderot, Israel, located approximately 0.6 miles from the nearest point of the border with the Gaza Strip, pursuant to a lease expiring in June 2016 and having a two-year renewal option.

Our research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 21,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). The lease for these facilities in Israel expires on December 31, 2017.

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

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2016	High	Low
Fourth Quarter	$4.35	$2.25
Third Quarter	$3.35	$2.55
Second Quarter	$4.13	$2.35
First Quarter	$2.88	$1.92

Year Ended December 31, 2015	High	Low
Fourth Quarter	$2.31	$1.27
Third Quarter	$2.48	$1.11
Second Quarter	$3.26	$2.39
First Quarter	$3.74	$2.18

As of February 28, 2017, we had approximately 136 registered holders of record of our common stock.

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

The following graph compares our cumulative total stockholder return for the past five years with the cumulative total return on the Russell Microcap Index (Broad Market Index) and a self-constructed peer group index (the “Peer Group Index”) consisting of two companies in the simulation and training space (Kratos Defense & Security Solutions, Inc. (NASDAQ: KTOS) and VirTra Systems, Inc. (OTC: VTSI)) and three companies in the power and defense space (Highpower International, Inc. (NASDAQ: HPJ), KVH Industries, Inc. (NASDAQ: KVHI).  API Technologies Corp. (NASDAQ: ATNY), which was in our Peer Group Index last year, was removed from the index this year because their securities no longer trade publicly.   The market capitalization of the peer companies in the simulation and training space is roughly equivalent to that of the peer companies in the power and defense space, and we believe that all these companies are “microcap” companies that are fairly comparable to us.

The cumulative total stockholder return is based on $100 invested in our common stock and in the respective indices on December 31, 2011, and assumes that all dividends were reinvested. The stock prices on the performance graph are not necessarily indicative of future price performance.

	12/11	12/12	12/13	12/14	12/15	12/16

Arotech Corporation	100.00	85.83	290.83	193.33	170.00	291.67
Russell MicroCap	100.00	119.75	174.37	180.73	171.41	206.32
Peer Group	100.00	115.55	151.21	126.50	97.75	149.24

(1)
The Peer Group Index is comprised of the following companies: Kratos Defense & Security Solutions, Inc., VirTra Systems, Inc., Highpower International, Inc., and KVH Industries, Inc. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

ITEM 6.     SELECTED FINANCIAL DATA

The selected financial information set forth below with respect to the consolidated statements of comprehensive income for each of the five fiscal years in the period ended December 31, 2016, and with respect to the consolidated balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by BDO USA, LLP, independent registered public accounting firm.

The financial information set forth below is qualified by and should be read in conjunction with the consolidated financial statements contained in Item 8 of this Report and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

The financial results of the Company are presented as continuing operations for all periods presented. The loss from discontinued operations reported for the years ended December 31, 2016, 2015, and 2014 are $1.4 million, $894,000, and $396,000, respectively.

	Year Ended December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands, except per share data)
Statement of Comprehensive Income Data:

Revenues	$92,975	$96,574	$103,562	$88,571	$80,050

Cost of revenues	$64,825	$68,457	$70,855	$64,479	$62,140
Research and development expenses	$2,723	$3,075	$2,926	$2,956	$2,044
Selling and marketing expenses	$7,029	$5,373	$5,921	$5,618	$5,488
General and administrative expenses	$15,308	$16,339	$17,261	$10,887	$10,053
Amortization of intangible assets	$2,876	$3,044	$2,697	$1,091	$1,186
Total operating costs and expenses	$92,761	$96,288	$99,660	$85,031	$80,911

Operating income (loss)	$214	$286	$3,902	$3,540	$(861)

Other income (expense)	$65	$(24)	$2,512	$270	$8
Financial expense, net	$(975)	$(1,152)	$(1,507)	$(483)	$(547)
Total other income (expense)	$(910)	$(1,176)	$1,005	$(213)	$(539)
Income (loss) before income tax expense	$(696)	$(890)	$4,907	$3,327	$(1,400)

Income tax expense	$784	$1,161	$1,024	$1,053	$628
Income (loss) from continuing operations	$(1,480)	$(2,051)	$3,883	$2,274	$(2,028)

Basic income (loss) per share – continuing operations	$(0.06)	$(0.08)	$0.18	$0.13	$(0.21)

Diluted net income (loss) per share – continuing operations	$(0.06)	$(0.08)	$0.17	$0.12	$(0.21)
Weighted average number of shares used in computing basic net income (loss) per share	25,494,097	23,687,733	21,934,532	16,507,848	14,713,583
Weighted average number of shares used in computing diluted net income (loss) per share	25,494,097	23,687,733	22,537,272	17,110,588	14,713,583

	As At December 31,
	2016	2015	2014	2013	2012
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, and restricted collateral deposits	$7,400	$10,698	$11,528	$6,320	$1,767
Receivables and other assets	$43,782	$45,612	$49,485	$37,324	$38,847
Property and equipment, net of depreciation	$5,915	$6,385	$6,463	$4,927	$4,465
Goodwill and other intangible assets, net	$52,313	$54,798	$57,263	$32,084	$32,801
Total assets	$109,410	$117,493	$124,739	$80,655	$77,880
Current liabilities	$23,761	$26,777	$28,117	$18,235	$26,473
Long-term liabilities	$20,564	$26,669	$30,267	$14,443	$12,986
Stockholders’ equity	$65,085	$64,047	$66,355	$47,977	$38,421
Total liabilities and stockholders’ equity	$109,410	$117,493	$124,739	$80,655	$77,880

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

General

We are a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and batteries and charging systems for the military, commercial and medical markets. We operate in two business units:

☐           We develop, manufacture and market advanced high-tech multimedia and interactive digital solutions for engineering, use-of-force training and operator training of military, law enforcement, security, emergency services and other personnel through our Training and Simulation Division:

☐           We provide advanced battery solutions, innovative energy management and power distribution technologies and world-class product design and manufacturing services for the aerospace, defense, law enforcement and homeland security markets, and we manufacture and sell primary rechargeable batteries, for defense and security products and medical and industrial applications through our Power Systems Division:

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

The financial results of the Company are presented as continuing operations in the Consolidated Financial Statements for all periods presented. See Note 1 – Asset Held for Sale and Discontinued Operations. The loss from discontinued operations reported for the year ended December 31, 2016, 2015, and 2014 were $1.4 million, $894,000, and $396,000, respectively. The impact of the discontinued operations on operating and investing activities within the consolidated statement of cash flows for the three years ended December 31, 2016, 2015, and 2014 was ($1.3 million), ($879,000), and ($396,000); and ($252,000), ($22,000), and none, respectively.

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

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the estimated market value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2016, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill

We completed our annual goodwill impairment review using the financial results as of the quarter ended December 31, 2016, using our forecasted plan developed in the fourth quarter.

With respect to our Training and Simulation Division, we determined, using qualitative factors, that goodwill was not impaired.

For our Power Systems Division, we determined that it was necessary to perform a quantitative assessment of our goodwill for the purpose of determining whether a goodwill impairment existed at December 31, 2016. When conducting this analysis, we engaged third party valuation experts with a detailed understanding of our Power Systems Division to perform a valuation of the Power Systems Division on a going concern basis. We also evaluated our historic financial performance in light of our planned financial performance over the period evaluated by our third party experts. Finally, we prepared a discounted cash flow analysis over a five year period so as to derive a reasonable view of the cash flows that the Power Systems Division would generate from 2017-2021.

Key valuation assumptions

Inherent in a valuation of a firm is the reliance on key assumptions, including, but not limited to, the cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company. In evaluating our key variables, we concluded that our WACC and terminal growth rates of the Company were approximately 13% and 3%, respectively.

As part of our of our annual budget process and in light of the operating losses of the reporting unit in 2016, the Power Systems Division prepared its 2017 budget and provided a prospective view of their various businesses, including key products, new and existing markets and customers, production processes, and insight into the future growth of the business. To the extent that there is a significant economic downturn, a freeze in military spending, a loss of a major contract or customer, or a significant shift of pre-existing customer arrangement to future years, we may need to evaluate goodwill for impairment in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

As a result of our quantitative analysis, in which we computed the fair value of the Power Systems Division, we concluded that the fair value of the reporting unit exceeded the reporting unit’s carrying value by approximately 37%. We will continue to monitor the actual results of the reporting unit against our plan and re-evaluate goodwill as required in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

We also consider our current market capitalization compared to the sum of the estimated fair values of our reporting units in conjunction with each impairment assessment. As of the December 31, 2016 valuation date, our market capitalization was approximately $92.5 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

As a result of these analyses, we concluded that the goodwill recorded in relation to the Power Systems Division was not impaired at December 31, 2016.

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

Impairment analysis triggering events include a significant decrease in the market price of a long-lived asset, a significant adverse change in the extent or manner in which a long-lived asset is being used or in its physical condition, a significant adverse change in legal factors or in the business climate that could affect the value of a long-lived asset, a current-period operating or cash flow loss combined with a history of operating or cash flow losses or a projection or forecast that demonstrates continuing losses associated with the use of the long lived asset, and a current expectation that, more likely than not, a long-lived asset will be sold or otherwise disposed of significantly before the end of its previously estimated useful life.

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

Executive Summary

Overview of Results of Operations

Throughout the course of 2016, we continued to achieve profitable results in our Training and Simulation Division. Our reported revenues and segment income from continuing operations were $46.4 million and $7.6 million, respectively. Our Power Systems Division experienced an improvement in revenues and income from continuing operations resulting in reported revenue and a net loss of $46.6 million and $0.6 million, respectively.

We incurred losses for the years ended December 31, 2016 and 2015, we achieved profitability for the year ended December 31, 2014. While we expect to continue to derive revenues from the sale of products that we manufacture and the services that we provide, there can be no assurance that we will be able to regain or maintain profitability on a consistent basis.

Acquisitions

In acquisition of subsidiaries, part of the purchase price is allocated to intangible assets and goodwill. Amortization of intangible assets related to acquisition of subsidiaries is recorded based on the estimated expected life of the assets. Accordingly, for a period of time following an acquisition, we incur a non-cash charge related to amortization of intangible assets in the amount of a fraction (based on the useful life of the intangible assets) of the amount recorded as intangible assets. Such amortization charges continued during 2016 due to the UEC acquisition. We are required to review intangible assets for impairment whenever events or changes in circumstances indicate that carrying amount of the assets may not be recoverable. If we determine, through the impairment review process, that an intangible asset has been impaired, we must record the impairment charge in our statement of operations.

We incurred non-cash charges for amortization of intangible assets in 2016, 2015, and 2014 in the amount of $2.4 million, $2.8 million, and $2.4 million, respectively.

In the case of goodwill, the assets recorded as goodwill are not amortized; instead, we are required to perform an annual impairment review. If we determine, through the impairment review process, that goodwill has been impaired, we must record the impairment charge in our statement of operations.

Issuances of Restricted Shares and Restricted Stock Units.

We issued restricted shares and restricted stock units to certain of our employees and to our directors during 2016, 2015 and 2014. Each restricted stock unit is equal to one share of Company common stock and is redeemable only for stock. These shares were issued as time and performance grants or were the required annual grant to directors, and are restricted for a period of up to three years from the date of issuance in accordance with the terms of our 2009 Equity Incentive Plan and our 2007 Non-Employee Director Equity Compensation Plan. Relevant accounting rules provide that the aggregate amount of the difference between the purchase price of the restricted shares or restricted stock units (in this case, generally zero) and the market price of the shares on the date of grant is taken as a general and administrative expense, amortized over the life of the period of the restriction.

We incurred non-cash charges related to stock-based compensation in 2016, 2015, and 2014 in the amount of approximately $878,000, $622,000, and $1.4 million, respectively.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss from continuing operations for 2016 was $0.7 million on revenues of $93.0 million, compared to a pre-tax loss from continuing operations of $0.9 million on revenues of $96.6 million for 2015, and pre-tax profit from continuing operations of $4.9 million on revenues of $103.6 million for 2014. As of December 31, 2016, our overall backlog totaled $55.4 million, compared to $63.0 million and $69.9 million as of December 31, 2015 and 2014, respectively.

In our Training and Simulation Division, revenues decreased from $56.4 million in 2014 to $54.6 million in 2015 to $46.4 million in 2016. This decrease was primarily due to the wind down of the first phase of our VCTS program and the timing of contracts. As of December 31, 2016, our backlog for our Training and Simulation Division totaled $18.8 million as compared to backlog of $29.8 million and $45.7 million as of December 31, 2015 and 2014, respectively.

In our Power Systems Division, revenues decreased from $47.2 million in 2014 and to $42.0 million in 2015 and then increased to $46.6 million in 2016. The decrease in revenues between 2015 and 2014 was primarily due to sales delays on existing customer programs while the increase between 2016 and 2015 represented increases in key programs in Israel of $2.0 million and UEC Electronics of approximately $3.0 million. As of December 31, 2016, our backlog for our Power Systems Division totaled $36.6 million, compared to a backlog of $33.2 million as of December 31, 2015 and $24.2 million as of December 31, 2014.

Results of Operations

Summary

Following is a table summarizing our results of continuing operations for the years ended December 31, 2016, 2015 and 2014, after which we present a narrative discussion and analysis. Our results for the first three months of 2014 do not include the results of UEC Electronics, LLC, a South Carolina limited liability company that we purchased on April 1, 2014.

	Year Ended December 31,
	2016	2015	2014
Revenues:
Training and Simulation Division	$46,358,794	$54,617,611	$56,404,498
Power Systems Division	46,616,958	41,956,336	47,157,851
	$92,975,752	$96,573,947	$103,562,349
Cost of revenues:
Training and Simulation Division	$26,193,216	$34,238,306	$35,322,870
Power Systems Division	38,632,200	34,218,016	35,531,867
	$64,825,416	$68,456,322	$70,854,737
Research and development expenses:
Training and Simulation Division	$2,030,485	$1,766,667	$1,571,295
Power Systems Division	692,480	1,308,695	1,354,933
	$2,722,965	$3,075,362	$2,926,228
Selling and marketing expenses:
Training and Simulation Division	$5,517,682	$4,796,288	$4,800,580
Power Systems Division	1,511,408	577,133	1,120,758
	$7,029,090	$5,373,421	$5,921,338
General and administrative expenses:
Training and Simulation Division	$4,556,990	$4,610,586	$4,340,145
Power Systems Division	4,011,769	6,859,143	3,941,568
Corporate	6,739,702	4,869,298	8,979,645
	$15,308,461	$16,339,027	$17,261,358
Amortization of intangible assets:
Training and Simulation Division	$461,168	$264,411	$263,365
Power Systems Division	2,414,375	2,779,125	2,433,375
	$2,875,543	$3,043,536	$2,696,740
Operating income (loss):
Training and Simulation Division	$7,599,253	$8,941,353	$10,106,243
Power Systems Division	(645,274)	(3,785,776)	2,775,350
Corporate	(6,739,702)	(4,869,298)	(8,979,645)
	$214,277	$286,279	$3,901,948
Other income (loss):
Training and Simulation Division	$9,430	$51,349	$227,360
Power Systems Division	47,673	(79,030)	200,125
Corporate	7,729	3,500	2,085,075
	$64,832	$(24,181)	$2,512,560
Financial (expense) income:
Training and Simulation Division	$(41,397)	$(59,791)	$(50,975)
Power Systems Division	(87,371)	21,432	(203,902)
Corporate	(846,495)	(1,113,762)	(1,252,612)
	$(975,263)	$(1,152,121)	$(1,507,489)
Income tax expense (benefit):
Training and Simulation Division	$(24,634)	$233,106	$133,692
Power Systems Division	(28,507)	–	(61,777)
Corporate	836,561	927,840	951,922
	$783,420	$1,160,946	$1,023,837
Net income (loss) – continuing operations:
Training and Simulation Division	$7,591,920	$8,699,805	$10,148,936
Power Systems Division	(656,465)	(3,843,374)	2,833,350
Corporate	(8,415,029)	(6,907,400)	(9,099,104)
	$(1,479,574)	$(2,050,969)	$3,883,182

Fiscal Year 2016 compared to Fiscal Year 2015

Revenues. We recognized revenues as follows:

☐          Training and Simulation Division – We recognized revenues from the sale of air warfare simulators and vehicle simulators, interactive use-of-force training systems and from the provision of maintenance services in connection with such systems.

☐          Power Systems Division – We recognized revenues from sales of electronics engineering products and provision of design services for the military, as well as from the sale of batteries, chargers, adapters and power hub products to the military and commercial customers. We also recognized revenues from the sale of water-activated battery (“WAB”) lifejacket lights.

Revenues for 2016 totaled $93.0 million, compared to $96.6 million in 2015, a decrease of $3.6 million, or 3.7%, due primarily to lower revenues in our in our Training and Simulation Division. In 2016, revenues were $46.4 million for the Training and Simulation Division as compared to $54.6 million in 2015, a decrease of $8.2 million, or 15.1%, due primarily to the timing of contracts; and $46.6 million for the Power Systems Division as compared to $42.0 million in 2015, an increase of $4.6 million, or 11.1%, as noted above.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2016 and 2015:

	Year Ended December 31,
Type of Revenue	2016	2015
Sale of products	95.3%	94.1%
Maintenance and support agreements	4.3%	5.5%
Long term research and development contracts	0.4%	0.4%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $64.8 million during 2016, compared to $68.5 million in 2015, a decrease of $3.7 million, or 5.3%, due primarily to lower costs associated with lower revenues in our Training and Simulation Division. Cost of revenues were $26.2 million for the Training and Simulation Division as compared to $34.2 million in 2015, a decrease of $8.0 million, or 23.5%, due primarily to lower costs associated with lower revenues and $38.6 million for the Power Systems Division as compared to $34.2 million in 2015, an increase of $4.4 million, or 12.9%, due primarily to higher costs associated with increased revenues.

Research and development expenses. Research and development expenses for 2016 were $2.7 million, compared to $3.1 million during 2015, a decrease of $352,000, or 11.5%, due primarily to an increase in funding related to product development activities by our customers in our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for 2016 were $7.0 million, compared to $5.4 million in 2015, an increase of $1.6 million, or 30.8%, due primarily to increased focus on selling and marketing activities in the U.S. operations of our Power Systems Division as well as increases in sales and marketing staff costs in our Training and Simulation Division.

General and administrative expenses. General and administrative expenses for 2016 were $15.3 million, compared to $16.3 million in 2015, a decrease of $1.0 million, or 6.3%, due primarily to reductions in our general and administrative expenses within our Power Systems Division of $2.0 million offset by increases in our Corporate Division related to the severance associated with the early termination agreement of our former Chief Executive Officer of approximately $1.0 million.

Amortization of intangible assets. Amortization of intangible assets totaled $2.9 million in 2016, compared to $3.0 million in 2015, a decrease of $168,000, or 5.5%, due primarily to higher amortization expense being recognized in 2015 pertaining to shorter lived intangible assets.

Other income (expense), net. Other income totaled $65,000 in 2016, compared to other expense of ($24,000) in 2015, an increase of $89,000.

Financial expense, net. Financial expense totaled $1.0 million in 2016, compared to financial expense of $1.2 million in 2015, a decrease of $177,000, or 15.4%, due primarily less interest expense based on less debt outstanding throughout the course of 2016.

Income taxes. We recorded $783,000 in tax expense in 2016, compared to $1.2 million in tax expense in 2015, a decrease of $378,000, or 32.5%, primarily due to lower state and international tax obligations offset by annual tax expense recognized related to the “naked” tax credits previously described.

Net income (loss). Due to the factors cited above, we went from a net loss from continuing operations of ($2.1) million in 2015 to a net loss of ($1.5) million in 2016, a difference of $571,000.

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

Cost of revenues. Cost of revenues totaled $68.5 million during 2015, compared to $70.9 million in 2014, a decrease of $2.4 million, or 3.4%, due primarily to lower costs associated with lower revenues. Cost of revenues were $34.2 million for the Training and Simulation Division as compared to $35.3 million in 2014, a decrease of $1.1 million, or 3.1%, due primarily to lower costs associated with lower revenues and $34.2 million for the Power Systems Division as compared to $35.5 million in 2014, a decrease of $1.3 million, or 3.7%, due primarily to lower costs associated with decreased revenues.

Research and development expenses. Research and development expenses for 2015 were $3.1 million, compared to $2.9 million during 2014, an increase of $149,000, or 5.1%, due primarily to increased product development activities in our Training and Simulation Division.

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

Income taxes. We recorded $1.2 million in tax expense in 2015, compared to $1.0 million in tax expense in 2014, an increase of $137,000, or 13.4%, primarily due to incremental tax recognized in relation to the “naked’ tax credits previously described.

Income (loss) from continuing operations. Due to the factors cited above, we went from a net income from continuing operations of $3.9 million in 2014 to a net loss of $2.1 million in 2015, a difference of $6.0 million.

Liquidity and Capital Resources

As of December 31, 2016, we had $7.1 million in cash and $269,000 in restricted collateral deposits, as compared to December 31, 2015, when we had $10.6 million in cash and $90,000 in restricted collateral deposits, and December 31, 2014, when we had $11.3 million in cash and $236,000 in restricted collateral deposits. We also had $8.8 million in available, unused bank lines of credit as of December 31, 2016, under a $15.0 million credit facility.

We used available funds in 2016 primarily for investment in fixed assets and repayment of long-term debt. We purchased approximately $1.6 million of property and equipment during 2016. Our net property and equipment amounted to $5.9 million as of December 31, 2016.

Net cash provided by operating activities for operations for 2016, 2015 and 2014 was $2.6 million, $4.4 million and $7.4 million, respectively, representing a net change between 2016 and 2015 of $1.7 million and between 2015 and 2014 of $3.1 million. The net change in cash provided by operating activities for 2016 as compared to 2015 was due primarily to a net decrease in our net operating assets associated with lower revenues in the fourth quarter as well as exit costs associated with the shut-down of the flow battery business of $524,000, partially offset by a non-recurring gain in 2015 from the sale of a building of $895,000 and additional severance accrual of approximately $1.0 million related to the departure of the former Chief Executive Officer of the Company. The timing of cash inflows and outflows impacting working capital has impacted us due to the timing of contracts, production, and procurement and collections associated with our Simulation and Training Division and Power Systems Division.

Net cash used in investing activities for 2016, 2015 and 2014 was ($2.1) million, ($1.4) million and ($31.3) million, a net change between 2016 and 2015 of $625,000 and between 2015 and 2014 of $29.9 million. The net change in cash used in investing activities for 2016 as compared to 2015 was due primarily to an increase in collateral deposits required of approximately $323,000, and lower proceeds from the sale of property and equipment of $922,000; partially offset by lower capital expenditures of $446,000 and less additions to capitalized software of $174,000.

Net cash provided by (used in) financing activities for 2016, 2015 and 2014 was ($3.8) million, ($3.6) million and $29.9 million, respectively, a change between 2016 and 2015 of $0.2 million and between 2015 and 2014 of $33.5 million. The increase in 2016 of cash used in financing activities was primarily due to repayments of long-term debt of $16.7 million and a $1.1 million payment on the short term credit facility; offsetting these repayments were proceeds from the issuance of long-term debt of $11.0 and proceeds from the issuance of shares to a member of our Board of Directors of $3.0 million.

As of December 31, 2016, our line-of-credit and long-term bank debt, including current maturities, was $3.0 million and $10.5 million as compared to December 31, 2015, when we had $4.1 million amount outstanding on our line of credit and $16.2 million in long-term debt outstanding, including current maturities.

We maintain with our primary bank a $15.0 million revolving credit facility (“Revolver”), a $10.0 million Term Loan (the “Term Loan”), and a $1.0 million Mortgage Loan (the “Mortgage Loan” and, together with the Revolver and the Term Loan, the “Credit Facilities”) in respect to property located in Ann Arbor, Michigan. The maturity of the Term Loan is five years from the date of the new credit agreement. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The Revolver and Term Loan are secured by our assets and the assets of our domestic subsidiaries.

The maturity of the Mortgage Loan is March 2021 and maintains an interest rate on a scale identical to the Term Loan.

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

Effective Corporate Tax Rate

Certain of our subsidiaries incurred net operating losses during the years ended December 31, 2016 and 2015. With respect to some of our U.S. subsidiaries that operated at a net profit during 2014, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2016, we had a U.S. net operating loss carryforward of approximately $46.9 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2021 through 2032, and foreign net operating and loss carryforwards of approximately $82.1 million, which are available indefinitely to offset future taxable income under certain circumstances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

 Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2016, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank obligations	$13,506,000	$4,802,000	$4,267,000	$3,804,000	$633,000
Operating lease obligations	$2,091,000	$1,061,000	$1,030,000	$–	$–
Severance obligations	$6,469,000	$2,577,000	$–	$–	$3,892,000

ITEM 7A.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.     FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.     CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.     CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2016, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that information relating to us, including our subsidiaries, that is required to be disclosed in the reports that we file with the SEC is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms and to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.

Based on their evaluation as of December 31, 2016, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2016. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 Internal Control – Integrated Framework.

Our management concluded that our internal control over financial reporting was effective as of December 31, 2016.

Our internal control over financial reporting as of December 31, 2016 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

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

We have audited Arotech Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). Arotech Corporation’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in this Item 9A, Management’s Report on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, Arotech Corporation maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of Arotech Corporation as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016 and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 16, 2017

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2017 were as follows:

Name	Age	Position
Jon B. Kutler	60	Chairman of the Board
Michael E. Marrus	53	Director
Richard Rudy	58	Director
Kenneth W. Cappell	64	Director
Carol J. Battershell	55	Director
Lawrence F. Hagenbuch	50	Director
Adm. James J. Quinn (Ret.)	64	Director
Dean M. Krutty	52	Executive Vice President, Operations – North America and Acting Chief Executive Officer
Thomas J. Paup	68	Senior Vice President – Finance and Chief Financial Officer

Our by-laws provide for a board of directors of one or more directors. There are currently seven directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Mr. Marrus and Mr. Kutler are designated Class I directors and have been elected for a term expiring in 2018 or until their successors are elected and qualified; Mr. Rudy, Mr. Hagenbuch and Ms. Battershell are designated Class II directors elected for a term expiring in 2017 or until their successors are elected and qualified; and Mr. Cappell and Adm. Quinn are designated Class III directors elected for a term that expires in 2019 or until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

Directors and Executive Officers

Jon B. Kutler has been one of our directors since February 2016 and our Chairman of the Board since May 2016. Mr. Kutler is currently chairman and CEO of Admiralty Partners, Inc. (“API”), a private equity investment firm, a position he has held for more than the past five years. After service in the U.S. Navy and nearly a decade on Wall Street, Mr. Kutler founded Quarterdeck Investment Partners, an international investment bank focused on the global aerospace and defense markets. He sold Quarterdeck to Jefferies & Company in 2002 to focus on private equity investments under API. He is a Trustee of the California Institute of Technology, where he serves as chairman of the Jet Propulsion Laboratory and as a member of the Technology Transfer Committee. From January 2011 until its sale in February 2016, Mr. Kutler served on the Board of Directors of TeleCommunication Systems, Inc. (Nasdaq: TSYS). Mr. Kutler is a graduate of the United States Naval Academy and holds a Bachelor of Science degree in Naval Architecture. He received his Masters of Business Administration from Harvard University.

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

Michael E. Marrus has been one of our directors since October 2007. Since September 2015, Mr. Marrus has been the managing director of The Special Equities Group, a Division of Chardan Capital Markets, LLC. Before that, Mr. Marrus was a Senior Managing Director at Dominick and Dominick, a wealth management and investment services firm, and a Managing Director of Merriman Capital, Inc., a financial services firm focused on growth companies. From 1998 to 2009, he was a Managing Director of C.E. Unterberg, Towbin & Co., an investment banking firm that was acquired by Collins Stewart plc. Prior to joining Unterberg, Towbin, Mr. Marrus was a Principal and founding member of Fieldstone Private Capital Group, an investment banking firm specializing in corporate, project and structured finance. Previously, he was employed at Bankers Trust Company, initially in the Private Equity and Merchant Banking Groups and subsequently in BT Securities, the securities affiliate of Bankers Trust. Mr. Marrus has an A.B. from Brown University and an MBA from the Graduate School of Business, University of Chicago.

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

Carol J. Battershell has been one of our directors since February 2016. Ms. Battershell currently serves as the Acting Director for the Office of Energy Policy and Systems Analysis (EPSA), whose role is to deliver unbiased energy analysis to the Department of Energy’s (DOE) leadership on existing and prospective energy-related policies. Ms. Battershell joined the DOE in 2008 in Energy Efficiency and Renewable Energy. She served first as a Senior Advisor with a focus on technology commercialization and then as Executive Director of Field Operations from 2010 to 2013, when she then moved to her current position with the EPSA. Prior to joining the DOE, Ms. Battershell spent 25 years in the energy industry, with BP, plc. (NYSE: BP) and before that with Standard Oil (which was purchased by BP). Her last roles at BP included Vice President, Policy and Strategy for BP Alternative Energy (2005-2008), where she was instrumental in developing the strategy and business case for an $8 billion investment to launch and grow the new BP Alternative Energy division, and Director, BP Renewables and Alternative Fuels (2002-2005), where she directed BP’s global activities in hydrogen research, their European wind business, as well as managing BP’s green energy consulting start-up company. Additional energy industry positions have included operations and strategy roles in retail fuels marketing, strategy and financial roles in business-to-business fuels marketing, as well a corporate role in environmental policy and development roles as chief of staff to two of BP’s most senior executives. She began her career as a refinery engineer in Ohio. Ms. Battershell holds a B.S. in engineering from Purdue University in West Lafayette, Indiana, and an MBA from Case Western Reserve University in Cleveland, Ohio.

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

Lawrence F. Hagenbuch has been one of our directors since March 2016. Mr. Hagenbuch is currently the Chief Operating Officer and Chief Financial Officer for J. Hilburn, Inc., a custom clothier for men. Mr. Hagenbuch has been with J. Hilburn since May 2010. Mr. Hagenbuch served on the board of directors of Remy International (Nasdaq: REMY) from November 2008 until that company’s sale in November 2015, where he served on the audit and compensation committees. Mr. Hagenbuch has served in senior management positions for SunTx Capital Partners, Alix Partners, GE / GE Capital, and American National Can Group, Inc. Mr. Hagenbuch began his professional career in the United States Navy. Mr. Hagenbuch has extensive experience in supply chain, operational and profitability improvements, and through his background as a consultant and in senior management roles at various companies, he brings considerable experience in implementing lean manufacturing discipline and in creating innovative business and marketing strategies. Mr. Hagenbuch earned a B.S. in Mechanical and Materials Engineering from Vanderbilt University and an MBA from the Wharton School of the University of Pennsylvania.
Mr. Hagenbuch has extensive experience in supply chain, operational and profitability improvements, and through his background as a consultant and in senior management roles at various companies, he brings considerable experience in implementing lean manufacturing discipline and in creating innovative business and marketing strategies. We believe that Mr. Hagenbuch’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.
Rear Admiral James J. Quinn, USN (Ret.) has been one of our directors since May 2016. Adm. Quinn left the United States Navy in October 2003 after a 30-year career that included tours of duty as Director of Operations, Plans, Policy and Training with the Atlantic Fleet, a total of five commands (including command of a carrier group and of a nuclear-powered aircraft carrier), Senior Military Assistant to the Secretary of Defense, Commander of Naval Space Command, and the Naval Aide to two U.S. Presidents. After leaving the Navy, Adm. Quinn began a ten-year business career with Northrop Grumman Aerospace Systems, a division of Northrop Grumman Corporation (“NGC”) (NYSE: NOC), where he served as Director of Navy-Marine Corps Programs & Corporate Lead Executive for the NGC Integrated Systems Sector from 2003 to 2004, Vice President of Business Development for the Military Space Systems Division of NGC from 2004 to 2009, Vice President of Business Development for the Strike & Surveillance Systems Division of NGC from 2009 to 2011, and Vice President of Business Development for the Unmanned Systems Division of NGC from 2012 until his retirement from NGC in 2013. Adm. Quinn holds a B.S. in Mathematics from the United States Naval Academy, and is a graduate of the Navy Nuclear Power Program. He received his wings and was designated a Naval Flight Officer at Naval Air Station Pensacola in 1975. Adm. Quinn is the recipient of the Defense Superior Service Medal, five Legions of Merit, two Bronze Stars, two Meritorious Service Medals, four Air Medals (two Individual with Combat “V”/2 Strike-Flight) and four Navy Commendation Medals (two with Combat “V”).

Adm. Quinn’s extraordinary record of service and experience, both military and business, give him experience that we believe to be an invaluable addition to our Board. Adm. Quinn’s experience in both the military and civilian side of the defense sector is highly relevant to our business. We believe that Adm. Quinn’s background and experience make him appropriate to serve as one of our directors in light of our business and structure.

Dean M. Krutty became our Executive Vice President, Operations – North America in June 2016 and our Acting Chief Executive Officer in January 2017. Mr. Krutty became President of our Training and Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team, and was promoted to Arotech’s Senior Vice President, Operations – North America in January 2015. He began his career at FAAC as an electrical engineer in FAAC’s part task trainer division and served as FAAC’s Director of Operations prior to becoming its President. He also has significant experience managing programs in the training and simulation industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

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

Board Leadership Structure

We do not have a policy regarding the advisability of separating the positions of chief executive officer and chairman of the board. Beginning in October 2014, the board determined that it would be preferable to separate the positions of chief executive officer and chairman. As part of our periodic board self-evaluation process, we evaluate our leadership structure to ensure that the board continues to believe that it provides the optimal structure for our company and stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations. We continue to believe this board leadership structure to be best for our company and our shareholders at this time.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, a Nominating Committee and an Executive and Finance Committee. The current composition of the various committees of the Board of Directors is as follows (the name of the chairman of each committee appears in italics):

Audit Committee	Compensation Committee	Nominating Committee	Executive and Finance Committee
Kenneth W. Cappell Richard I. Rudy Carol J. Battershell	Michael E. Marrus Richard I. Rudy Lawrence F. Hagenbuch	Carol J. Battershell James J. Quinn Lawrence F. Hagenbuch	Jon B. Kutler Michael E. Marrus Lawrence F. Hagenbuch

Audit Committee

The purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement, compensation, retention and oversight of the work of our independent auditors. The Audit Committee also is responsible for the oversight and work of our of internal audit department. The Audit Committee consists of Mr. Cappell (Chair) Mr. Rudy, and Ms. Battershell. Each member of the Audit Committee is an “independent director,” as that term is defined in Nasdaq Marketplace Rule 4200(a)(15) and the SEC’s Rule 10A-3. All Audit Committee members possess the level of financial literacy required by law. Our Board of Directors has determined that each of Mr. Cappell and Ms. Battershell qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. As required by law, the Audit Committee operates pursuant to a charter that governs its duties, available through a hyperlink located on the investor relations page of our website at http://content.equisolve.net/arotech/media/b7c6b7bc3ea4b17ef9af28aab2221d6d.pdf.

Compensation Committee

The duties of the Compensation Committee are to recommend compensation arrangements for our executive officers and review annual compensation arrangements for all other officers and significant employees.

The Compensation Committee consists of Mr. Marrus (Chair), and Messrs. Rudy and Hagenbuch. Each member of the Compensation Committee is an independent director as that term is defined in the NASD listing standards. The Compensation Committee operates under a formal charter that governs its duties, which charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/249a9ac7cc90aa315f94037d49d2246e.pdf.

The Compensation Committee maintains compensation and incentive programs designed to motivate, retain and attract management and utilize various combinations of base salary, bonuses payable upon the achievement of specified goals, discretionary bonuses and grants of restricted stock. Our Executive Vice President, Operations – North America and Acting Chief Executive Officer, Mr. Dean M. Krutty, and our Chief Financial Officer, Mr. Thomas J. Paup, are parties to employment agreements with us. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years. Some of these components, such as salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as restricted stock, have a value that is dependent upon our stock price at the time of award and going forward. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years.

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

Compensation Committee meetings typically have included, for all or a portion of some of the meetings, a representative of The Burke Group, Inc., a well-known consulting firm specializing in executive officer compensation, as well as preliminary discussion with our senior officers prior to our Compensation Committee deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers, the Compensation Committee typically considers the recommendations of our Chairman.

Nominating Committee

The Nominating Committee identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to Arotech’s Secretary will be brought to the attention of the Nominating Committee and will be evaluated in accordance with the same guidelines as other candidates are considered by the Nominating Committee. The Nominating Committee consists of Ms. Battershell (Chair), Mr. Hagenbuch, and Adm. Quinn. Each member of the Nominating Committee is an independent director as that term is defined in the Nasdaq listing standards. The Nominating Committee makes recommendations to the Board of Directors regarding new directors to be selected for membership on the Board of Directors and its various committees. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.equisolve.net/arotech/media/9db8a8bd53ecd3f2d895b23986e237c8.pdf.

Executive and Finance Committee

The Executive and Finance Committee exercises the powers of the Board during the intervals between meetings of the Board, in the management of our property, business and affairs (except with respect to certain extraordinary transactions). The Executive and Finance Committee consists of Messrs. Kutler (Chair), Marrus, and Hagenbuch.

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

Voting Agreements

On February 2, 2016, we entered into a Stock Purchase Agreement with Admiralty Partners, Inc. (“API”), which was subsequently amended (as amended, the “API Agreement”). In connection with the API Agreement, API and Messrs. Robert S. Ehrlich (our former Executive Chairman) and the late Steven Esses (our former CEO) are parties to a Voting Agreement pursuant to which each of Messrs. Ehrlich and Esses agrees to vote the shares of our common stock held by him in favor of the election of a director nominee designated by API for so long as API holds at least 5% of our stock, and until July 31, 2017 API would with respect to the matters set forth in the API Agreement vote the shares of common stock beneficially owned by it at any meeting of our stockholders in accordance with the instructions of the our management. This obligation shall remain in effect for so long as API and its affiliates continue to beneficially own at least 750,000 shares of our common stock. On February 24, 2016, in connection with the API Agreement, Jon B. Kutler was appointed to our Board as a Class I director.

On March 25, 2016, we settled a threatened proxy contest with our then-largest stockholder, Ephraim Fields, by entering into a settlement agreement (the “Fields Agreement”) in which we agreed to appoint a director selected by Mr. Fields to our Board as a Class II director, to serve until our 2017 Annual Meeting of Stockholders. Mr. Hagenbuch was appointed to the Board on that same date and as required by the Fields Agreement was named to the Compensation, Nominating, and Executive and Finance Committees. Pursuant to the terms of our settlement agreement with Mr. Fields, Mr. Fields agreed, among other things, to vote his shares in favor of our management’s nominees at the 2016 Annual Meeting of Stockholders.

Director Compensation

Non-employee members of our Board of Directors are entitled to a cash retainer of $8,000 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve ($1,000 per quarter for members of the Executive and Finance Committee). The Chairman of the Audit Committee receives an additional retainer of $1,500 per quarter, and the Chairman of the Compensation Committee receives an additional retainer of $1,000 per quarter. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares of our common stock having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year of a number of restricted shares having a fair market value on the date of grant equal to $35,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director is removed from the Board of Directors for cause prior to such vesting. Restrictions lapse automatically in the event of a director being removed from service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our non-officer directors for the year ended December 31, 2016:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2016(1)	Total
Jon B. Kutler	$27,000	$60,000	$87,000	(2)
Michael E. Marrus	$41,000	$35,000	$76,000	(3)
Richard I. Rudy	$37,000	$35,000	$72,000	(4)
Kenneth W. Cappell	$38,500	$35,000	$73,500	(5)
Carol J. Battershell	$26,500	$60,000	$86,500	(6)
Lawrence F. Hagenbuch	$20,000	$60,000	$80,000	(7)
James J. Quinn	$17,000	$25,000	$42,000	(8)
Seymour Jones*	$25,500	$–	$25,500
Dr. Jay M. Eastman**	$30,000	$–	$30,000

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	As of December 31, 2016, Mr. Kutler held 24,907 unvested restricted shares of our common stock.
(3)	As of December 31, 2016, Mr. Marrus held 24,148 unvested restricted shares of our common stock.
(4)	As of December 31, 2016, Mr. Rudy held 24,740 unvested restricted shares of our common stock.
(5)	As of December 31, 2016, Mr. Cappell held 20,376 unvested restricted shares of our common stock.
(6)	As of December 31, 2016, Ms. Battershell held 24,907 unvested restricted shares of our common stock.
(7)	As of December 31, 2016, Mr. Hagenbuch held 24,363 unvested restricted shares of our common stock.
(8)	As of December 31, 2016, Adm. Quinn held 6,649 unvested restricted shares of our common stock.
*	This individual retired as a director effective February 24, 2016.
**	This individual retired as a director effective March 25, 2016.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” in the current rules of the under the listing standards of Nasdaq and SEC rules and regulations. None of the members of the compensation committee during fiscal 2016 (i) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions, or (ii) was an executive officer of a company of which one of our executive officers is a director. The Compensation Committee is responsible for establishing and administering our executive compensation policies. Our Compensation Committee does not have any interlocks with other public companies.

Significant Employees

Our significant employees as of February 28, 2017, and their ages as of December 31, 2016, are as follows:

Name	Age	Position
Kurt Flosky	48	President, Training and Simulation Division
Ronen Badichi	51	General Manager, Power Systems Division – Europe and Asia
David Modeen	49	President, Power Systems Division – United States
Yaakov Har-Oz	59	Senior Vice President, General Counsel and Secretary
Colin Gallagher	43	Corporate Controller, Chief Accounting Officer

Kurt Flosky has been President of our Training and Simulation Division since January 2015, after having spent the prior ten years serving as an Executive Vice President at FAAC, with ten additional years as a member of FAAC’s senior management team. He has been with FAAC since 1990 and has extensive experience in program management and business development within the training and simulation arena. Mr. Flosky holds a B.S. and an M.S in aerospace engineering from the University of Michigan.

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

David Modeen has been President of our Power Systems Division’s U.S. operations since December, 2016, after serving as Director of Product Management since joining UEC in 2015. Prior to joining UEC, Mr. Modeen served as Director of Operations for IEC Electronics (NYSE: IEC), a contract manufacturing services company serving the military, industrial and medical markets. Before that, Mr. Modeen spent eleven years at Ultralife, where he served in several roles at the Vice President level. Mr. Modeen holds a B.S. in Mechanical Engineering from the University at Buffalo and an MBA from Rochester Institute of Technology.

Yaakov Har-Oz has served as our Vice President and General Counsel since October 2000 and as our corporate Secretary since December 2000. In December 2005, Mr. Har-Oz was promoted to Senior Vice President. From 1994 until October 2000, Mr. Har-Oz was a partner in the Jerusalem law firm of Ben-Ze’ev, Hacohen & Co. Prior to moving to Israel in 1993, he was an administrative law judge and in private law practice in New York. Mr. Har-Oz holds a B.A. from Brandeis University in Waltham, Massachusetts and a J.D. from Vanderbilt Law School (where he was an editor of the law review) in Nashville, Tennessee. He is a member of the New York bar and the Israel Chamber of Advocates.

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

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates during 2016. We are not aware of any instances during 2016, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates, except as follows:

(i)
Mr. Kutler was required to file a Form 4 on or prior to June 3, 2016 in connection with the purchase by entities affiliated with him of 37,641 shares of our stock. He reported these transactions in a Form 4 filed on June 6, 2016.

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

Submitted by the Compensation Committee

Michael E. Marrus, Chairman
Richard I. Rudy
Lawrence F. Hagenbuch

Compensation Discussion and Analysis

Preliminary Note

Pursuant to applicable SEC regulations, the information we present in this section relates to the chief executive officer, the chief financial officer, and the three additional most highly compensated “executive officers” (as this term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended), as well as up to two additional persons meeting the above criteria but who were not employed by us at the end of the last fiscal year. We believe that in 2016 three individuals met these criteria, as follows (we refer to these individuals throughout this Compensation Discussion and Analysis as our “named executive officers”):

➢	Steven Esses, our former President and Chief Executive Officer, who ceased to be employed by us on December 31, 2016;
➢	Robert S. Ehrlich, our former Executive Chairman, who ceased to be employed by us on August 31, 2016; and
➢	Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer.

In 2016, two of our three named executive officers, Messrs. Esses and Ehrlich, left our employ pursuant to negotiated separation agreements that took the place of the severance provisions of their employment agreements. The terms of these separation agreements are summarized under “Separation Agreements,” below. Except as otherwise noted below, the description of their compensation arrangements during 2016, including severance, contained in this Compensation Discussion and Analysis relates to the terms of their original employment agreements.

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

In addition, we provide our named executive officers with benefits that are generally available to our salaried employees. With respect to those of our named executive officers who live in Israel (all of our named executive officers except for Mr. Paup), we also provided other benefits that are either legally required to be paid by Israeli law or that are otherwise customarily provided in Israel, primarily consisting of:

	accruals (but not cash payments) in respect of pension plans, which consist of a savings plan, life insurance and statutory severance pay benefits, and a continuing education fund;
	accruals (but not cash payments) in respect of contractual termination compensation in excess of the Israeli statutory minimum;
	annual statutory holiday pay; and
	redemption of all unused vacation days and up to a maximum of 30 unused sick days.

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

Compensation Committee meetings typically have included, for all or a portion of some of the meetings, a representative of The Burke Group, as well as preliminary discussion with our Chief Executive Officer prior to our Compensation Committee deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of equity compensation relating to named executive officers (other than our Chief Executive Officer), the Compensation Committee typically considers the recommendations of our Chief Executive Officer and our Chairman of the Board, if they are not the same person.

We account for the equity compensation expense for our employees under the rules of ASC 718, which requires us to estimate and record an expense for each award of equity compensation over the service period of the award. Accounting rules also require us to record cash compensation as an expense at the time the obligation is accrued. We structure cash incentive bonus compensation so that it is taxable to our employees at the time it is paid to them. It is not anticipated that the deduction of any compensation paid to any named executive officer will be limited by Section 162(m) of the Internal Revenue Code.

Benchmarking of Base Compensation and Equity Holdings

At its December 2016 meeting, our Compensation Committee determined that our respective named executive officers’ salaries, cash incentive bonuses and equity holdings were at or below the median of named executive officers with similar roles at public companies having comparable revenues and that no material changes should be made to the cash compensation levels of our named executive officers until our annual named executive officer performance reviews, which were conducted in the first quarter of 2017. This median was derived based on a report we obtained from The Burke Group in January 2016. The report compared our named executive officer compensation with the results of two surveys, involving companies in the aerospace and military/defense industry with revenues of between $100 million and $200 million, one from Towers Watson Data Services and one from the Economic Research Institute. Our Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful. In instances where a named executive officer is uniquely key to our success, the Compensation Committee may provide compensation above the median referred to above. The Committee’s choice not to recommend to the Board of Directors immediate material changes to the compensation levels following its review of The Burke Group’s report reflects our consideration of stockholders’ interests in paying what is necessary, but not more than necessary, to achieve our corporate goals while conserving cash and equity as much as is practicable. We believe that our compensation levels are generally sufficient to retain our existing named executive officers and to hire new named executive officers when and as required.

Compensation Policies and Practices as They Relate to Risk Management

In 2016, the Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks, and that our compensation policies and practices are not reasonably likely to have a material adverse effect on us. In connection with its evaluation, the Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives. In particular, the Compensation Committee reviewed our compensation programs for certain design features that have been identified by experts as having the potential to encourage excessive risk-taking, including long term incentive compensation value that is driven entirely by increases in stock price, and low compensation levels exacerbated by performance-driven awards not paying out; including both annual bonus and long term incentive compensation, and noted that these are not substantial factors in our executives’ compensation packages.

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

Name of Named Executive Officer	Title	Minimum Bonus	Maximum Bonus
Steven Esses	Former President and Chief Executive Officer	None	75% of annual base salary
Robert S. Ehrlich	Former Executive Chairman of the Board	None	50% of annual base salary
Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	None	50% of annual base salary

For 2016, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonuses that are determined on the achievement of set budgetary forecast targets for Adjusted EBITDA, which is determined by taking net profit and adding back in interest expense (income), depreciation of fixed assets, taxes, and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment, as well as stock compensation expense, one-time transaction expenses and certain other non-cash expenses. The Compensation Committee determined that we did not achieve the financial performance criteria established by the Compensation Committee for the year ended December 31, 2016, and accordingly no cash incentive bonuses were paid in respect of the year ended December 31, 2016. Financial targets for 2017 were set in accordance with our 2017 budget forecast, and targets for determining eligibility for cash incentive bonuses will again be determined entirely on the achievement of set budgetary forecast targets for Adjusted EBITDA.

Severance and Change in Control Benefits

Messrs. Esses and Paup had and have, respectively, a provision in their respective employment agreements providing for certain severance benefits in the event of termination or retirement. These severance provisions are described in the “Employment Agreements” section below, and certain estimates of these change of control benefits are provided in “Estimated Payments and Benefits upon Termination” below. The actual amounts paid to Mr. Esses upon his leaving our employ on December 31, 2016 are described under “Separation Agreements – Steven Esses,” below.

We believe the severance arrangements that we had and have with Messrs. Esses and Paup, respectively, are at or near the median of executive officers with similar roles at public companies having comparable revenues.

Benefits

Mr. Paup is eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other U.S. employees. Our named executive officers located in Israel had the pension, insurance, severance and other benefits described above that are legally required to be provided in Israel; their medical expenses were covered by Israel’s national health funds.

Perquisites

All of our named executive officers receive cellular telephones. We also paid a portion of the home telephone bills of our named executive officers located in Israel, in view of the fact that the time difference between the United States and Israel caused them to do much work from their homes after normal business hours in Israel.

Pursuant to the terms of their employment agreements, our named executive officers located in Israel also received a tax planning allowance.

Our use of perquisites as an element of compensation is limited and is largely based on historical practices and policies of our company. We do not view perquisites as a significant element of our comprehensive compensation structure and while we believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment, we are careful to review them periodically and to keep them at the lowest level possible consistent with industry practice.

Effect of Shareholder Advisory Vote on Executive Compensation

Of the 7,357,129 shares that voted (this number excludes the 84,434 shares that abstained from voting and 10,445,002 broker non-votes) on the advisory vote on executive compensation at the 2016 Annual Meeting, approximately 66% of the shares approved of our executive compensation policies and decisions. We have considered the results of this vote, and we view this vote as an affirmation of our compensation objectives. The committee and entire Board of Directors intend to continue careful review of the compensation programs and policies to assure that the compensation remains consistent with our philosophy and objectives as stated above and reflective of our financial performance.

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our named executive officers during the fiscal years ended December 31, 2016, 2015, and 2014:

SUMMARY COMPENSATION TABLE(1)

Name and Principal Position	Year	Salary		Bonus(2)	Stock Awards (3)	All Other Compensation		Total
Steven Esses (4)	2016	$414,288	(5)	$–	$164,335	$823,004	(6)	$1,401,627
Former President, Chief	2015	$324,060	(7)	$160,496	$–	$444,617	(8)	$929,173
Executive Officer and director	2014	$330,946	(9)	$374,600	$560,500	$516,356	(10)	$1,782,402
Robert S. Ehrlich (11)	2016	$330,205		$–	$37,167	$256,757	(12)	$624,129
Former Executive Chairman	2015	$304,993		$104,162	$–	$8,179	(13)	$417,334
of the Board and director	2014	$482,808		$361,250	$111,500	$64,385	(14)	$1,019,943
Thomas J. Paup	2016	$250,000		$–	$44,600	$–		$294,600
Senior Vice President –	2015	$250,000		$112,500	$–	$–		$362,500
Finance and Chief Financial Officer	2014	$225,000		$187,250	$133,800	$–		$546,050

(1)
We paid the amounts reported for each named executive officer in U.S. dollars and/or New Israeli Shekels (NIS). We have translated amounts paid in NIS into U.S. dollars at the exchange rate of NIS into U.S. dollars at the time of payment or accrual, except that certain items are pursuant to corporate policy paid at a set exchange rate that may be higher than the actual exchange rate on the date of payment. The difference, which was a positive number in 2014, has been reported under “Salary.” The exchange rate difference for Mr. Ehrlich was $97,330 for 2014. The exchange rate difference for Mr. Esses was $66,716 for 2014.

(2)
Bonuses are performance-based, against criteria established by the Compensation Committee of the Board of Directors and approved by the full Board of Directors and represent cash awards for prior year company performance. See “Employment Contracts,” below.

(3)
Reflects the value of awards of restricted stock or restricted stock units granted to our named executive officers based on the compensation cost of their stock-based awards (the aggregate grant date fair value computed in accordance with FASB ASC Topic 718); see Note 12.b. of the Notes to Consolidated Financial Statements. The number of shares of restricted stock or restricted stock units received by our named executive officers pursuant to such awards in 2016, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Esses, 100,000; Mr. Ehrlich, 36,000; and Mr. Paup, 60,000. One-third of Mr. Esses’s, Mr. Ehrlich’s, and Mr. Paup’s shares vested in 2016. No shares of restricted stock or restricted stock units were issued in 2015. Mr. Esses was also awarded 33,333 shares in 2016 pursuant to a restricted stock grant in 2014. The number of shares of restricted stock or restricted stock units received by our named executive officers pursuant to such awards in 2014, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Esses, 225,000; Mr. Ehrlich, 50,000; and Mr. Paup, 60,000. 33% of these shares vested in 2014.

(4)	Mr. Esses ceased to be our President and Chief Executive Officer and a director on December 31, 2016, and his employment with us terminated on that date.
(5)
Does not include approximately $62,361 that we paid in consulting fees to Sampen Corporation (“Sampen”), a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses received a salary, prior to the termination of our agreement with Sampen on June 30, 2016. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(6)
Of this amount, $105,192 represents payments to Israeli pension and education funds; ($1,317,932) represents the change in our accrual for severance pay that would have been payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $131,388 represents sick pay redemption; ($202,192) represents the change in sick pay accruals; $52,814 represents vacation days redemption; ($5,815) represents the change of our accrual for vacation pay; $584 represents tax reimbursements; and $8,965 represents other normal or mandated Israeli benefits. The remaining $2,050,000 represents the payment made pursuant to the separation agreement with Mr. Esses described under “Separation Agreements – Steven Esses,” below, which payments were in lieu of the severance and other amounts that would otherwise have been payable to Mr. Esses under the terms of his employment agreement with us.

(7)
Does not include approximately $124,720 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses received a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(8)
Of this amount, $109,493 represents payments to Israeli pension and education funds; $319,867 represents the change in our accrual for severance pay that would have been payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $37,425 represents sick pay redemption; ($16,005) represents the change in sick pay accruals; $62,376 represents vacation days redemption; ($72,626) represents the change of our accrual for vacation pay; $503 represents tax reimbursements; and $3,588 represents other normal or mandated Israeli benefits.

(9)
Does not include approximately $124,723 that we paid in consulting fees to Sampen Corporation, a New York corporation owned by members of Steven Esses’s immediate family, from which Mr. Esses received a salary. See “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

(10)
Of this amount, $119,570 represents payments to Israeli pension and education funds; $378,207 represents the change in our accrual for severance pay that would have been payable to Mr. Esses upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $37,460 represents sick pay redemption; $4,544 represents the change in sick pay accruals; $(18,460) represents the change of our accrual for vacation pay; $825 represents tax reimbursements; and $3,298 represents other normal or mandated Israeli benefits.

(11)	Mr. Ehrlich ceased to be our Executive Chairman of the Board and a director in May 2016, and his employment with us terminated on August 31, 2016.
(12)
Of this amount, ($185,615) represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; ($88,240) represents the change of our accrual for vacation pay; $427 represents tax reimbursements, and $6,133 represents other normal or mandated Israeli benefits. The remaining $524,052 represents the payment made pursuant to the separation agreement with Mr. Ehrlich described under “Separation Agreements – Robert S. Ehrlich,” below, which payments were in lieu of the severance and other amounts that would otherwise have been payable to Mr. Ehrlich under the terms of his employment agreement with us.

(13)
Of this amount, $25,406 represents the change in our accrual for severance pay that will be payable to Mr. Ehrlich upon his leaving our employ other than if he is terminated for cause, such as a breach of trust; $(24,735) represents the change of our accrual for vacation pay; $682 represents tax reimbursements, and $6,826 represents other normal or mandated Israeli benefits.

(14)
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

Name of Borrower	Date of Loan	Original Principal Amount of Loan	Amount Outstanding as of 12/31/2016	Terms of Loan
Robert S. Ehrlich	02/09/2000	$329,163	$452,995	Twenty-five-year non-recourse loan to purchase our stock, secured by the shares of stock purchased; interest rate imputed until 2008 at 1% above the then federal funds rate

Plan-Based Awards

Grants of Restricted Stock or Restricted Stock Units

During 2016, the Compensation Committee approved the grant of a total of 196,000 shares of restricted stock or restricted stock units to our executive officers. The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2016.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks	Grant Date Fair Value of Stock Awards (1)
Steven Esses(2)	02/4/2016	100,000	$231,000
Robert S. Ehrlich(2)	02/4/2016	36,000	$83,160
Thomas J. Paup(2)	02/4/2016	60,000	$138,600

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price at vesting based on the closing price of our common stock on the date of grant.

(2)	The restricted shares or restricted stock units vest on December 31, 2016 (dependent 33% on tenure and 67% on performance).

Vesting of Restricted Stock Awards

The following table presents awards of restricted stock or restricted stock units that vested during the year ended December 31, 2016.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Steven Esses	75,000	$262,500
Robert S. Ehrlich	16,667	$58,335
Thomas J. Paup	20,000	$70,000

(1)
Reflects the aggregate market value of the shares of restricted stock or restricted stock units determined based on a per share price at vesting based on the closing price of our common stock on the Nasdaq Global Market on December 30, 2016 ($3.50), which was the last trading day of 2016.

Separation Agreements

Steven Esses

On December 29, 2016, we and Steven Esses agreed that Mr. Esses would step down from his position as President and CEO of the Company, and Mr. Esses resigned as a director of Arotech and as an officer and director of all of our subsidiaries, effective December 31, 2016. In connection with the departure of Mr. Esses, we and our subsidiary Epsilor-Electric Fuel and Mr. Esses executed a Separation and General Release Agreement dated December 29, 2016 (the “Esses Separation Agreement), providing, among other things, for payment by us of $2,050,000 in place of the sums owed to Mr. Esses pursuant to the terms of his employment agreement, as amended, resulting in a savings to us of approximately $1.1 million, in return for a complete waiver and release of claims by Mr. Esses.

Robert S. Ehrlich

On August 22, 2016, we and Robert S. Ehrlich agreed that Mr. Ehrlich would step down from his positions with us effective August 31, 2016. In connection with the departure of Mr. Ehrlich, we and our subsidiary Epsilor-Electric Fuel and Mr. Ehrlich executed a Termination Agreement and Release dated August 22, 2016 (the “Ehrlich Separation Agreement), providing, among other things, for payment by us of $524,052 in place of the sums owed to Mr. Ehrlich pursuant to the terms of his employment agreement, as amended, resulting in a savings to us of approximately $140,000, in return for a complete waiver and release of claims by Mr. Ehrlich.

Employment Contracts

Dean M. Krutty

Mr. Krutty is party to an employment agreement with us executed in March 2017, with a term running until December 31, 2017 (automatically extending for successive one-year terms unless either party gives 120 days’ notice of intent not to extend). The employment agreement provides that Mr. Krutty will serve as our Executive Vice President – North American Operations, and will at the direction of the Board of Directors serve from time to time as acting Chief Executive Officer. Mr. Krutty is currently serving as our acting Chief Executive Officer.

Under the terms of his employment agreement as amended, Mr. Krutty is entitled to receive a base salary of $265,000, as adjusted annually for inflation.

The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Krutty’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Bonus targets were chosen for 2017 based upon 2017 budgetary forecasts.

Mr. Krutty’s employment agreement provides that if we fail to renew or we terminate his agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct) or if Mr. Krutty terminates his agreement under certain circumstances (reduction in salary or responsibilities (other than removing his function as acting CEO) or a change in control), we must pay Mr. Krutty severance in an amount of one year’s salary. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

Steven Esses

The following terms of Mr. Esses’s employment agreement with us were superseded by the terms of his separation agreement with us, described above.

Mr. Esses was party to an amended and restated employment agreement with us signed on February 16, 2016 and effective July 1, 2016. The term of this employment agreement was until December 31, 2018. The employment agreement provided that Mr. Esses will serve as our President and Chief Executive Officer.

The employment agreement provided for a monthly base salary of NIS 150,000 (approximately $38,334 at the rate of exchange in effect on February 16, 2016), as adjusted for Israeli. Additionally, the board may, at its discretion, raise Mr. Esses’s base salary.

The employment agreement provided that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 25% of Mr. Esses’s annual base salary then in effect, up to a maximum of 75% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. For 2016, 2015 and 2014, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement.

The employment agreement also contained various benefits customary in Israel for senior executives, tax and financial planning expenses, and contains confidentiality and non-competition covenants.

We could terminate Mr. Esses’s employment agreement in the event of death or disability or for “Cause” (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct). Mr. Esses had the right to terminate his employment upon a change in our control or for “Good Reason,” which was defined to include adverse changes in employment status or compensation, our insolvency, material breaches and certain other events. Additionally, Mr. Esses had the right to retire (after age 65), retire early (after age 55) or terminate his agreement for any reason upon 150 days’ notice.

Upon termination of employment, Mr. Esses’s employment agreement provided for, among other things, payment of all accrued and unpaid compensation (including under most circumstances Israeli statutory severance), and (unless we had terminated the agreement for cause or Mr. Esses had terminated the agreement without good reason or pursuant to the retirement provisions of the Esses Employment Agreement without giving 150 days’ notice of termination) bonuses (to the extent earned) due for the year in which Mr. Esses’ employment is terminated (in an amount of not less than 25% of Mr. Esses’ base salary then in effect for the year preceding such termination) and severance pay equal to the sum of $200,000, payable in shares of our common stock, plus the greater of (i) twenty-four (24) times Mr. Esses’s monthly base salary or (ii) NIS 4,430,250. Furthermore, Mr. Esses would receive, in respect of all benefits, an additional sum in the amount of (i) $75,000, in the case of termination due to disability, death, or non-renewal, or (ii) $150,000, in the case of termination due to early retirement, retirement, or good reason, or any termination by us other than for cause. Additionally, in respect of any termination by us without cause or by Mr. Esses due to good reason, or in the event of Mr. Esses’s death or disability, all outstanding options to purchase our stock and all restricted shares of our stock would be fully vested. Restricted shares of our stock that had vested prior to the date of termination were not forfeited under any circumstances, including termination for cause. Payment after a change of control is subject to a “double-trigger” severance (where Mr. Esses can receive his severance after a change of control only if subsequently terminated by new management).

See also “Item 13. Certain Relationships and Related Transactions – Consulting Agreement with Sampen Corporation,” below.

Thomas J. Paup

Mr. Paup is party to an amended and restated employment agreement with us executed in May 2013, as subsequently amended and extended, with a term running until March 31, 2018. The employment agreement provides that Mr. Paup will serve as our Senior Vice President – Finance and Chief Financial Officer.

Under the terms of his employment agreement as amended, Mr. Paup is entitled to receive a base salary of $250,000, as adjusted annually for inflation.

The employment agreement provides that if the results we actually attain in a given year are at least 90% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 16.5% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Mr. Paup’s previous employment agreement had a similar bonus provision (but with a higher (20%) threshold bonus). For 2016, 2015 and 2014, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement. Bonus targets were chosen for 2017 based upon 2017 budgetary forecasts.

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

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2016 under various circumstances (pursuant to the terms of his then-current employment agreement) appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 30, 2016 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements.

For a narrative description of the severance and change in control arrangements in the current employment contract of Mr.  Paup, see “– Employment Contracts,” above.

Steven Esses

Under the terms of Mr. Esses’s separation agreement, Mr. Esses received a payment of $2,050,000 in place of the sums owed to Mr. Esses pursuant to the terms of his employment agreement, as amended, resulting in a savings to us of approximately $1.1 million, in return for a complete waiver and release of claims by Mr. Esses.

Robert S. Ehrlich

Under the terms of Mr. Ehrlich’s separation agreement, Mr. Ehrlich received a payment of $524,052 in place of the sums owed to Mr. Ehrlich pursuant to the terms of his employment agreement, as amended, resulting in a savings to us of approximately $140,000, in return for a complete waiver and release of claims by Mr. Ehrlich.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 30, 2016 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Disability(1)	Cause(2)	Non-Renewal(3)	Termination at Will(4)
Accrued but unpaid:
Base salary	$–	$–	$–	$–
Contractual severance	250,000	–	250,000	250,000
TOTAL:	$250,000	$–	$250,000	$250,000

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

(4)	“Termination at Will” is defined in Mr. Paup’s employment agreement as Mr. Paup terminating his employment with us.

ITEM 12.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2017, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers (including living former employees) and directors, and the shares of common stock held by all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Admiralty Partners, Inc.(4)	1,709,879	(5)(6)	6.5%
Jon B. Kutler	1,734,786	(5)(6)	6.6%
Dean M. Krutty	102,447	(7)	*
Thomas J. Paup	330,726	(8)	1.3%
Michael E. Marrus	109,039	(9)	*
Richard I. Rudy	33,403	(10)	*
Kenneth W. Cappell	61,363	(11)	*
Carol J. Battershell	24,907	(12)	*
Lawrence F. Hagenbuch	28,463	(13)	*
James J. Quinn	6,649	(14)	*
Robert S. Ehrlich	12,000	(15)(6)	*
All of our current directors and executive officers as a group (9 persons)	2,431,783	(16)	9.2%

*	Less than one percent.
(1)	Unless otherwise indicated in these footnotes, the address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 26,407,599 shares of common stock outstanding as of February 28, 2017. For purposes of determining beneficial ownership of our common stock, owners of options exercisable or restricted stock that vests within 60 days of February 28, 2017 are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
The principal place of business for API is 68-1052 Honoka’ope Way, Kamuela, Hawaii 96743. All information in this footnote and in the text to which this footnote relates is based on a Schedule 13D filed by API and certain of its related entities and persons, including our Chairman Jon B. Kutler, with the Securities and Exchange Commission on February 3, 2016, as amended on February 26, 2016, and Forms 3, 4, and 5 filed by Mr. Kutler.

(5)
Jon B. Kutler and his wife are directors of API, which owns 1,550,000 shares of our common stock. They are also settlors and trustees of two trusts that between them own an additional 159,879 shares. Accordingly, Mr. and Ms. Kutler have shared voting and dispositive power with respect to 1,709,879 shares. Mr. and Mrs. Kutler disclaim beneficial ownership of these shares except to the extent of their respective voting and/or dispositive power. Mr. Kutler also holds 3,502 shares directly, 4,801 shares of unvested restricted stock that vest within 60 days of February 28, 2017, and 16,604 unvested restricted shares. All information in this footnote and in the text to which this footnote relates other than information relating directly to Mr. Kutler is based on a Schedule 13D filed by API and certain of its related entities and persons, including our director Jon B. Kutler, with the Securities and Exchange Commission on February 3, 2016, as amended on February 26, 2016, and Forms 3 and 4 filed by Mr. Kutler.

(6)
API and Mr. Ehrlich and the Estate of Steven Esses (as successor to Mr. Esses) are parties to a Voting Agreement pursuant to which each of Mr. Ehrlich and the Estate of Steven Esses agrees to vote the shares of our common stock held by him in favor of the election of a director nominee designated by API. This obligation shall remain in effect for so long as API and its affiliates continue to beneficially own at least 750,000 shares of our common stock.

(7)	Consists of 102,447 shares held directly by Mr. Krutty. Does not include 75,000 restricted stock units, the vesting of 50,000 of which is subject to performance criteria.

(8)	Consists of 330,726 shares held directly by Mr. Paup. Does not include 60,000 restricted stock units, the vesting of 40,000 of which is subject to performance criteria.
(9)	Consists of 84,891 shares owned directly by Mr. Marrus, 9,610 shares of unvested restricted stock that vest within 60 days of February 28, 2017, and 14,538 unvested restricted shares.
(10)	Consists of 8,663 shares owned directly by Mr. Rudy, 8,806 shares of unvested restricted stock that vest within 60 days of February 28, 2017, and 15,934 unvested restricted shares.
(11)	Consists of 40,987 shares owned directly by Mr. Cappell, 4,801 shares of unvested restricted stock that vest within 60 days of February 28, 2017, and 15,575 unvested restricted shares.
(12)	Consists of 3,502 shares owned directly by Ms. Battershell, 4,801 shares of unvested restricted stock that vest within 60 days of February 28, 2017, and 16,604 unvested restricted shares.
(13)	Consists of 4,100 shares owned directly by Mr. Hagenbuch, 8,121 shares of unvested restricted stock that vest within 60 days of February 28, 2017, and 16,242 unvested restricted shares.
(14)	Consists of 6,649 unvested restricted shares.
(15)	Consists of 12,000 shares held directly by Mr. Ehrlich.
(16)
Includes 40,940 shares of unvested restricted stock that vest within 60 days of February 28, 2017 and 102,146 shares of unvested restricted stock. Does not include 135,000 unvested restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2016, with respect to our 2007 and 2009 equity compensation plans, as well as any stock options previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	-	-	2,589,259

ITEM 13.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Officer Loans

On February 9, 2000, Mr. Ehrlich exercised stock options to purchase 9,404 shares of our common stock. At the time of exercise, Mr. Ehrlich was our Chief Financial Officer and Chairman of the Board of Directors. Mr. Ehrlich paid the exercise price of the stock options and certain taxes that we paid on his behalf by giving us a non-recourse promissory note due in 2025 in the amount of $329,163, bearing annual interest at 1% over the then-current federal funds rate announced from time to time by the Wall Street Journal, secured by the shares of our common stock acquired through the exercise of the options and certain compensation due to Mr. Ehrlich upon termination. As of December 31, 2016, the aggregate amount outstanding pursuant to this promissory note was $452,995. No payments of principal or interest were due or paid during the year ended December 31, 2016.

Voting Agreements

Please see “Item 10. Directors, Executive Officers and Corporate Governance – Executive Officers, Directors and Significant Employees – Voting Agreements,” above.

Director Consulting Agreement

In connection with the API Agreement described under Item 10. Directors, Executive Officers and Corporate Governance – Executive Officers, Directors and Significant Employees – Voting Agreements,” above, we and Mr. Jon Kutler, who is now our Chairman of the Board, entered into a consulting agreement pursuant to which Mr. Kutler agreed to provide consulting services to us for a period of three years, unless terminated earlier. Under the terms of this agreement, Mr. Kutler will receive an annual fee for the three-year term of the consulting agreement equal to the difference between $125,000 and the amount of cash and the value of any stock received by Mr. Kutler for serving on our Board.

Consulting Agreement with Sampen Corporation

Until June 30, 2016, we had an amended and restated consulting agreement with Sampen Corporation that we executed in November 2014. Sampen is a New York corporation owned by members of the immediate family of Steven Esses, our former President and Chief Executive Officer, and Mr. Esses was an employee of both the Company and of Sampen.

In February 2016, we and Sampen agreed to terminate Sampen’s consulting agreement effective June 30, 2016. The terms of the consulting agreement described below relate only to the period prior to June 30, 2016, at which point we ceased to have any further financial or other obligations toward Sampen.

Pursuant to the terms of our agreement with Sampen, Sampen provided one of its employees to us for such employee to serve as our President and Chief Executive Officer. We paid Sampen $8,960 per month, plus an annual bonus, on a sliding scale, in an amount equal to a minimum of 25% of Sampen’s annual base compensation then in effect if the results we actually attain for the year in question are 100% or more of the amount we budgeted at the beginning of the year, up to a maximum of 75% of its annual base compensation then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. We also paid Sampen, to cover the cost of our use of Sampen’s offices as an ancillary New York office and the attendant expenses and insurance costs, an amount equal to 16% of each monthly payment of base compensation.

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

☐
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2016 and 2015 totaled approximately $535,000 and $525,000, respectively.

☐
Audit-Related Fees. BDO billed or expected to bill us $0 and $120,000 for the fiscal years ended December 31, 2016 and 2015, respectively, for other assurance and related services that are not directly related to the performance of the annual audit or review of our financial statements.

☐
Tax Fees. BDO billed or expected to bill us $90,000 (including consultation related to mergers and acquisitions) and $235,000 for the fiscal years ended December 31, 2016 and 2015, respectively, for tax services.

☐	All Other Fees. BDO billed or expected to bill us an aggregate of zero for both fiscal years ended December 31, 2016 and 2015 for permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.     EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)	Financial Statements. See Index to Financial Statements on page 36 above and the financial pages following page 59 below.
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

(3)
Exhibits. The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings:

	Exhibit No.	Description
(1)	3.1	Amended and Restated Certificate of Incorporation
(2)	3.1.1	Amendment to Amended and Restated Certificate of Incorporation
(3)	3.1.2	Amendment to Amended and Restated Certificate of Incorporation
(4)	3.1.3	Amendment to Amended and Restated Certificate of Incorporation
(5)	3.1.4	Amendment to Amended and Restated Certificate of Incorporation
(6)	3.2	Amended and Restated By-Laws
(7)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
(2)	10.1	Promissory Note dated February 9, 2000, from Robert S. Ehrlich to Arotech Corporation
(3)	10.2	Lease dated April 8, 1997, between AMR Holdings, L.L.C. and FAAC Incorporated
(4)	10.3	Lease dated February 10, 2006 between Arbor Development Company LLC and FAAC Incorporated
(8)	10.4	Lease dated October 31, 2014 between UEC Properties, LLC and UEC Electronics, LLC
(8)	10.5	Membership Interest Purchase Agreement among, inter alia, Arotech Corporation, UEC Electronics, LLC and Ufkes Holdings, LLC dated April 1, 2014
(8)	10.6	Amended and Restated Credit Agreement among Arotech Corporation, FAAC Incorporated and Fifth Third Bank dated March 31, 2014
(8)	10.7	Joinder Agreement between UEC Electronics, LLC and Fifth Third Bank dated April 1, 2014
(8)	10.8	Security Agreement between UEC Electronics, LLC and Fifth Third Bank dated April 1, 2014
(8)	10.9	Guaranty from UEC Electronics, LLC to Fifth Third Bank dated April 1, 2014
(8)	10.10
Patent and Trademark Security Agreement among Arotech Corporation,  FAAC Incorporated, Electric Fuel Battery Corporation and Fifth Third Bank dated March 31, 2014 [a substantially identical agreement was executed by UEC Electronics, LLC]

† (9)	10.11	Fifth Amended and Restated Employment Agreement, dated February 16, 2016 and effective as of July 1, 2016, among Arotech Corporation, Epsilor-EFL and Steven Esses
† (10)	10.11.1	Separation and General Release Agreement dated December 29, 2016 among Arotech Corporation, Epsilor-EFL and Steven Esses
† (11)	10.12	Second Amended and Restated Consulting Agreement, dated November 14, 2014 and effective as of October 1, 2014, between Arotech Corporation and Sampen Corporation
† (12)	10.13	Sixth Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, among Arotech Corporation, Epsilor-EFL and Robert S. Ehrlich
† (13)	10.13.1	Termination Agreement and Release dated August 22, 2016 among Arotech Corporation, Epsilor-EFL and Robert S. Ehrlich
† (14)	10.14	Third Amended and Restated Employment Agreement between Arotech Corporation and Thomas J. Paup dated May 13, 2013 and effective as of May 1, 2013
† (15)	10.14.1	Amendment dated January 13, 2015 to Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between Arotech Corporation and Thomas J. Paup
† (16)	10.14.2	Amendment dated January 26, 2017 to Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between Arotech Corporation and Thomas J. Paup
† (17)	10.15	Arotech Corporation 2007 Non-Employee Director Equity Compensation Plan
† (18)	10.16	Arotech Corporation 2009 Equity Incentive Plan
(19)	10.17	Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(20)	10.17.1	Amendment dated February 23, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(21)	10.17.2	Amendment dated March 25, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(19)	10.18	Consulting Agreement dated February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.

(19)	10.19	Registration Rights Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(20)	10.20	Voting Agreement dated as of February 23, 2016 between Robert S. Ehrlich, Steven Esses, and Admiralty Partners, Inc.
(22)	10.21	Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(22)	10.22	Pledge and Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(22)	10.23	Patent and Trademark Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(23)	10.24	Settlement Agreement between Arotech Corporation and Ephraim Fields dated March 25, 2016
† *	10.25	Employment Agreement between Arotech Corporation and Dean Krutty dated March 16, 2017 and effective as of January 1, 2017
(24)	21.1	List of Subsidiaries of Arotech Corporation
*	23.1	Consent of BDO USA, LLP
*	31.1
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

*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*	Filed herewith
†	Includes management contracts and compensation plans and arrangements
(1)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-73256), which became effective on February 23, 1994
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(3)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(4)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(5)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009
(6)	Incorporated by reference to our Registration Statement on Form S-1 (Registration No. 33-97944), which became effective on February 5, 1996
(7)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(8)	Incorporated by reference to our Current Report on Form 8-K filed April 1, 2014
(9)	Incorporated by reference to our Current Report on Form 8-K filed February 19, 2016
(10)	Incorporated by reference to our Current Report on Form 8-K filed January 3, 2017
(11)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended September 30, 2014
(12)	Incorporated by reference to our Current Report on Form 8-K filed December 24, 2014
(13)	Incorporated by reference to our Current Report on Form 8-K filed August 22, 2016
(14)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(15)	Incorporated by reference to our Current Report on Form 8-K filed January 14, 2015
(16)	Incorporated by reference to our Current Report on Form 8-K filed January 30, 2017
(17)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-146752), which became effective on October 17, 2007
(18)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-160717), which became effective on July 21, 2009
(19)	Incorporated by reference to our Current Report on Form 8-K filed February 3, 2016
(20)	Incorporated by reference to our Current Report on Form 8-K filed February 25, 2016
(21)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
(22)	Incorporated by reference to our Current Report on Form 8-K filed March 14, 2016
(23)	Incorporated by reference to our Current Report on Form 8-K filed March 28, 2016
(24)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014

ITEM 16.     FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
Name: Dean M. Krutty
Title: Executive Vice President, Operations – North America and Acting Chief Executive Officer

Date:	March 16, 2017

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ Dean M. Krutty	Executive Vice President, Operations – North America and Acting Chief Executive Officer	March 16, 2017
Dean M. Krutty	(Principal Executive Officer)

/s/ Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	March 16, 2017
Thomas J. Paup	(Principal Financial Officer)

/s/ Colin Gallagher	Controller	March 16, 2017
Colin Gallagher	(Principal Accounting Officer)

/s/ Jon B. Kutler	Chairman of the Board and Director	March 16, 2017
Jon B. Kutler

/s/ Michael E. Marrus	Director	March 16, 2017
Michael E. Marrus

/s/ Richard I. Rudy	Director	March 16, 2017
Richard I. Rudy

/s/ Kenneth W. Cappell	Director	March 16, 2017
Kenneth W. Cappell

/s/ Carol J. Battershell	Director	March 16, 2017
Carol J. Battershell

/s/ Lawrence F. Hagenbuch	Director	March 16, 2017
Lawrence F. Hagenbuch

/s/ James J. Quinn	Director	March 16, 2017
James J. Quinn

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:
Ann Arbor, Michigan

We have audited the accompanying consolidated balance sheets of Arotech Corporation (the “Company”) as of December 31, 2016 and 2015 and the related consolidated statements of comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Arotech Corporation at December 31, 2016 and 2015, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), Arotech Corporation’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) and our report dated March 16, 2017 expressed an unqualified opinion thereon.

/s/ BDO USA, LLP

Grand Rapids, Michigan
March 16, 2017

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2016	2015
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,130,983	$10,608,420
Restricted collateral deposits	268,980	89,985
Trade receivables	16,821,737	17,401,479
Unbilled receivables	10,981,577	12,132,484
Other accounts receivable and prepaid expenses	2,156,896	1,007,358
Inventories	10,318,021	9,607,836
Total current assets	47,678,194	50,847,562
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,177,238	5,370,755
Other long term receivables	56,662	23,403
Property and equipment, net	5,915,240	6,385,238
Other intangible assets, net	6,823,346	9,334,730
Goodwill	45,489,517	45,463,027
Discontinued operations	270,139	68,301
Total long term assets	61,732,142	66,645,454
Total assets	$109,410,336	$117,493,016

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2016	2015
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,362,804	$5,914,042
Other accounts payable and accrued expenses	5,597,558	5,560,040
Current portion of long term debt	1,828,840	4,362,438
Short term bank credit	2,973,032	4,060,000
Severance payable	2,577,472	–
Deferred revenues	6,421,271	6,879,815
Total current liabilities	23,760,977	26,776,335
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	3,891,710	7,497,685
Long term portion of debt	8,703,736	11,856,522
Deferred income tax liability	7,868,125	7,031,564
Other long term liabilities	100,742	264,244
Discontinued operations	–	19,295
Total long-term liabilities	20,564,313	26,669,310
Total liabilities	44,325,290	53,445,645
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2016 and 2015; Issued and outstanding: 26,438,234 and 24,697,335 shares as of December 31, 2016 and 2015, respectively	264,382	246,973
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2016 and 2015; No shares issued or outstanding as of December 31, 2016 and 2015	–	–
Additional paid-in capital	250,405,012	246,591,415
Accumulated deficit	(185,402,893)	(182,554,637)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	726,599	671,674
Total stockholders’ equity	65,085,046	64,047,371
Total liabilities and stockholders’ equity	$109,410,336	$117,493,016

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

In U.S. dollars

	December 31,
	2016	2015	2014
Revenues	$92,975,752	$96,573,947	$103,562,349

Cost of revenues	64,825,416	68,456,322	70,854,737
Research and development expenses	2,722,965	3,075,362	2,926,228
Selling and marketing expenses	7,029,090	5,373,421	5,921,338
General and administrative expenses	15,308,461	16,339,027	17,261,358
Amortization of intangible assets	2,875,543	3,043,536	2,696,740
Total operating costs and expenses	92,761,475	96,287,668	99,660,401

Operating income	214,277	286,279	3,901,948

Other income (expense), net	64,832	(24,181)	2,512,560
Financial expense, net	(975,263)	(1,152,121)	(1,507,489)
Total other income (expense)	(910,431)	(1,176,302)	1,005,071
Income (loss) from continuing operations before income tax expense	(696,154)	(890,023)	4,907,019

Income tax expense	783,420	1,160,946	1,023,837
Income (loss) from continuing operations	(1,479,574)	(2,050,969)	3,883,182
Loss from discontinued operations	(1,368,682)	(894,057)	(396,221)
Net income (loss)	(2,848,256)	(2,945,026)	3,486,961
Other comprehensive income (loss), net of $0 income tax
Foreign currency translation adjustment	54,925	14,634	(1,205,589)
Comprehensive income (loss)	$(2,793,331)	$(2,930,392)	$2,281,372

Income (loss) per share of common stock:
Basic – continuing operations	$(0.06)	$(0.08)	$0.18
Basic – discontinued operations	$(0.05)	$(0.04)	$(0.02)
Basic net income (loss) per share	$(0.11)	$(0.12)	$0.16

Diluted – continuing operations	$(0.06)	$(0.08)	$0.17
Diluted – discontinued operations	$(0.05)	$(0.04)	$(0.02)
Diluted net income (loss) per share	$(0.11)	$(0.12)	$0.15

Weighted average number of shares used in computing basic net income (loss) per share	25,494,097	23,687,733	21,934,532

Weighted average number of shares used in computing diluted net income (loss) per share	25,494,097	23,687,733	22,537,272

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	From	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income	equity
Balance as of January 1, 2016	24,697,335	$246,973	$246,591,415	$(182,554,637)	$(908,054)	$671,674	$64,047,371
Stock based compensation	–	–	878,007	–	–	–	878,007
Restricted stock issued	310,735	3,107	(3,107)	–	–	–	–
Sales of stock, net of offering costs	1,500,000	15,000	2,937,999				2,952,999

Restricted stock units vested	56,202	562	(562)	–	–	–	–
Restricted stock forfeitures	(126,038)	(1,260)	1,260				–
Foreign currency translation adjustment	–	–	–	–	–	54,925	54,925
Net loss	–	–	–	(2,848,256)	–	–	(2,848,256)
Balance as of December 31, 2016	26,438,234	$264,382	$250,405,012	$(185,402,893)	$(908,054)	$726,599	$65,085,046

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

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2016	2015	2014
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(2,848,256)	$(2,945,026)	$3,486,961
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,789,041	1,851,982	1,558,506
Amortization of intangible assets	2,875,543	3,043,536	2,696,740
Stock based compensation	878,007	622,315	1,411,970
Change in fair value of acquisition earn out liabilities	–	–	(2,000,000)
(Gain) loss from sale of property and equipment	8,680	(781,023)	12,809
Deferred tax expense	836,561	914,543	598,500
Changes in operating assets and liabilities:
Trade receivables	659,468	194,332	(2,529,966)
Unbilled receivables	1,155,454	3,804,576	2,337,691
Other accounts receivable and prepaid expenses	(1,176,895)	148,269	582,502
Inventories	(652,391)	203,947	809,827
Severance pay, net	1,210,662	43,244	38,463
Trade payables	(1,532,471)	(858,040)	(1,143,632)
Other accounts payable and accrued expenses	(103,186)	(944,376)	6,480
Deferred revenues	(458,544)	(946,363)	(464,211)
Net cash provided by operating activities	2,641,673	4,351,916	7,402,640
CASH FLOWS FROM INVESTING ACTIVITIES:
Acquisition of UEC(1)	–	–	(29,113,655)
Changes in restricted collateral deposits	(176,354)	146,443	262,067
Purchase of property and equipment	(1,555,788)	(2,002,104)	(2,122,886)
Additions to capitalized software development	(364,159)	(537,901)	(377,954)
Proceeds from sale of property and equipment	31,343	953,824	25,892
Net cash used in investing activities	$(2,064,958)	$(1,439,738)	$(31,326,536)

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

In U.S. dollars

	2016	2015	2014

CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(16,682,823)	$(5,096,130)	$(3,110,640)
Proceeds from long term debt	11,000,000	–	22,500,000
Change in short term bank credit	(1,086,968)	4,026,762	33,238
Purchase of treasury stock	–	–	(229,042)
Payment of acquisition related earnout	–	(2,500,000)	–
Proceeds from sale of common stock, net of offering costs	2,952,999	–	10,698,173
Net cash provided by (used in) financing activities	(3,816,792)	(3,569,368)	29,891,729
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(3,240,077)	(657,190)	5,967,833
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(237,360)	(26,174)	(497,374)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	10,608,420	11,291,784	5,821,325
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$7,130,983	$10,608,420	$11,291,784
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the year	$712,558	$1,084,710	$1,004,052
Taxes on income paid during the year	221,654	679,055	256,246
SUPPLEMENTARY INFORMATION ON NON-CASH TRANSACTIONS:
Common stock issued in acquisition of UEC	$–	$–	$4,216,000

______________
(1)	On April 1, 2014, the Company acquired all of the outstanding membership interests of UEC Electronics, LLC (“UEC”). The cash portion of the transaction is summarized as follows:

Cash paid at closing	28,000,000
Net working capital adjustment (paid in May 2014)	1,206,245
Cash acquired	(92,590)
Total	$29,113,655

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL

a.           Corporate structure:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including advanced zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with a location in Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv), Dimona, Israel (in Israel’s Negev desert area) and Sderot, Israel (near the Gaza Strip) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

b.           Discontinued operations

Asset Held for Sale and Discontinued Operations

In August 2016, the Board approved a strategic shift to discontinue the Flow Battery segment (“the segment”) with an effective date of August 31, 2016. The principal activities of the Flow Battery segment were research and development related and were focused on developing a commercial application based upon the Iron Flow Storage concept. In connection with the discontinuance of the operations, management has developed a plan to sell the assets to a third party for future development.  Management believes that the Company will be able to execute the plan in 2017.

The amounts presented in the consolidated statements of comprehensive income as discontinued operations represent research and development and general and administrative expenses. As the Flow Battery segment is reported within the Epsilor-EFL legal entity and the legal entity has net operating loss carryforwards for which the Company has recorded a valuation allowance, there is no tax impact. Included in the Flow Battery segment’s general and administrative expenses for the year ended December 31, 2016, is a contractual buyout associated with the termination of the Chairman of the Flow Battery segment of $524,052.

The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the year ended December 31, 2016, 2015, and 2014 was ($1,337,751), ($879,428), and ($396,221); and ($252,064), ($22,075), and none, respectively.

The assets and liabilities of the Flow Battery segment have been classified as held for sale as of December 31, 2016 and 2015. These amounts consist of the following carrying values in each major class.

	December 31, 2016	December 31, 2015

ASSETS
Property and equipment, net	$270,139	$55,032
Long-term assets	–	13,269
Total assets	$270,139	$68,301
LIABILITIES
Long term liabilities	–	19,295
Total liabilities	$–	$19,295

Unless otherwise indicated, discontinued operations are not included in the reported results. The Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL (Cont.)

c.           Related parties

Note Receivable

Two former executives entered into non-recourse promissory notes whereby the Company provided the note to the executives and the executives in turn exercised stock options. The promissory notes originally accrued interest at an annual rate of 1% over the then federal funds rate. In 2008, the Company stopped accruing interest on the promissory notes. As of December 31, 2016 and 2015, the aggregate amount outstanding pursuant to this promissory note was $908,054.

UEC Facility Headquarters

On October 31, 2014, the Company entered into a lease agreement with UEC Properties, LLC, a company controlled by the former owners of UEC, and now consultants and shareholders of the Company, for land and buildings that represent the headquarters of UEC Electronics.  The lease term with UEC Properties commenced on January 1, 2015 and it extends for ten years, expiring on December 31, 2024. The 2016 monthly lease payment is $29,585 and increases at a rate of 2.5% per year through the term of the lease. Lease expense recognized in 2016 and 2015 was $355,000 and $346,344, respectively. Upon written notice, the Company and UEC Properties, LLC, may elect to terminate the lease after five years.

Admiralty Partners

On February 2, 2016, the Company and Admiralty Partners (the “Investor”) entered into a Stock Purchase Agreement (the “Investment Agreement”) providing for the sale to the Investor of a total of 1,500,000 shares of the Company’s common stock at a price valued at $1.99 per share. As the Investor was also given the right to nominate a member of the Board of Directors pursuant to the terms of the Investment Agreement, and the shares were issued as a discount to the then market price, this resulted in additional stock compensation expense of $375,000.

Subsequently, on February 3, 2016, the Company entered into a consulting agreement with the Investor for a period of three years. In exchange, the Company pays an annual fee equal to the difference between total accrued compensation of the Board member and $125,000. The agreement can be terminated by either party upon sufficient written notice. Total compensation expense recognized in 2016 was $27,000.

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

e.           Inventories:

Inventory costs include material, labor, and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products.  Inventories are stated at lower of cost or market and expense estimates are made for excess and obsolete inventories.  Based on this evaluation, provisions are made to write inventory down to its market value. In 2016, 2015, and 2014, the Company wrote off approximately $359,000, $321,000, and $509,000 respectively, of obsolete inventory, which has been included in the cost of revenues.  Cost is determined by first-in, first-out (“FIFO”) method.

f.           Property and equipment:

Property and equipment are stated at cost net of accumulated depreciation and investment grants received from the State of Israel for investments in fixed assets under the Law for the Encouragement of Capital Investments, 5719-1959 (the “Investments Law”). The Company did not receive any investment grants in 2016, 2015, or 2014, respectively.

Depreciation is calculated by the straight-line method over the following estimated useful lives of the assets:

Depreciable life (in years)

Computers and related equipment	3 to 5
Motor vehicles	5 to7
Office furniture and equipment	3 to 5
Machinery, equipment and installations	5 to 10
Buildings	30
Land	Not depreciated
Leasehold improvements	Shorter of the term of the lease or the life of the asset
Demo inventory	3 to 5

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

g.           Goodwill and Other Intangible Assets:

Goodwill may result from our business acquisitions. Goodwill is assigned to our reporting units based on the expected benefit from the synergies arising from each business combination, determined by using certain financial metrics, including the forecasted discounted cash flows associated with each reporting unit. As of December 31, 2016, we had recorded goodwill of $45.5 million. We allocate goodwill acquired in a business combination to the appropriate reporting unit as of the acquisition date. Our two reporting units, Training and Simulation and Power Systems Divisions are also our reportable segments. The associated goodwill was determined when the specific businesses were purchased. For the Training and Simulation Division and the Power Systems Division, we have recorded goodwill amounting to $24.4 million and $21.1 million, respectively.

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

h.           Revenue recognition:

The Company is a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and power systems and batteries for the military, commercial and medical markets. During 2016, 2015, and 2014, the Company recognized revenues (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from the sale of batteries, chargers and adapters, and under certain development contracts with the U.S. Army (Power Systems Division); and (iii) from the sale of lifejacket lights (Power Systems Division).

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

i.           Trade receivables

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, its customers. During the years ended December 31, 2016 and 2015, the Company made no provisions or had any recoveries of doubtful accounts and had no reserves at either year end. The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

j.           Warranty:

The Company typically offers a one to two year warranty for many of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the Company does business. The Company estimates the costs that may be incurred under its basic limited warranty, including parts and labor, and records deferred revenue in the amount of such costs at the time product revenue is recognized in the Training and Simulation Division. In the Power Systems Division, warranty costs are estimated, accrued and recorded on the balance sheet in deferred revenues. Factors that affect the Company’s warranty liability include the number of installed units, historical and anticipated rates of warranty claims, and cost per claim. The Company periodically assesses the adequacy of its reserves and adjusts the amounts as necessary. (See Note 16.)

k.           Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2016.

In 2016 and 2015, the Training and Simulation Division capitalized approximately $364,000 and $538,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The trade receivables of the Company are mainly derived from sales to customers located primarily in the United States and Israel along with the countries listed in footnote 15.c. Management believes that credit risks are moderated by the diversity of its end customers and geographical sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition.

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements as of December 31, 2016 and 2015.

n.           Basic and diluted net income per share:

Basic net income per share is computed based on the weighted average number of shares of common stock and participating securities outstanding during each year.  Diluted net income per share includes the dilutive effect of additional potential common stock issuable under our share-based compensation plans, using the “treasury stock” method. Unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted net income per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted net loss per share. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net income per share were none, 602,740, and none for the years ended December 31, 2016, 2015, and 2014, respectively.

o.           Accounting for stock-based compensation:

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The costs are amortized over the straight line vesting period. The Company granted restricted stock and restricted stock units in 2016, 2015, and 2014. The Company typically uses a 5-10% forfeiture rate for restricted stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

p.           Fair value of financial instruments:

The following methods and assumptions were used by the Company in estimating their fair value disclosures for financial instruments using the required three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows: (Level 1) observable inputs such as quoted prices in active markets; (Level 2) inputs other than the quoted prices in active markets that are observable either directly or indirectly; and (Level 3) unobservable inputs in which there is little or no market data, which may require the Company to develop its own assumptions.

The carrying amounts of cash and cash equivalents, restricted collateral deposits, trade and other receivables, short-term bank credit, and trade payables approximate their fair value due to the short-term maturity of such instruments (Level 1).

The fair values of long-term promissory notes are estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt and contractual severance approximates the estimated fair values at December 31, 2016, based upon the Company’s ability to acquire similar debt or fulfill similar obligations at similar maturities (Level 3).

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

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. During the years ended December 31, 2016, 2015 and 2014, the Company had made provisions of $1,022,000, $143,000, and $124,000, respectively, for this special severance pay.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of December 31, 2016 and 2015 the unfunded severance pay in that regard amounted to $2,130,000 and $1,387,000, respectively.
Severance expenses from continuing operations for the years ended December 31, 2016, 2015, 2014, amounted to $1,389,000, $625,000, and $779,000, respectively.

In December 2016, the Company and its former Chief Executive Officer (“former Executive”) signed an agreement whereby the Company and the former Executive agreed to early termination of the former Executive’s employment agreement. The additional expense and accrual, included above, related to this termination, were approximately $925,000 and $2,050,000, respectively.

r.           Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2016, 2015, and 2014 was approximately $72,000, $159,000, and $111,000, respectively.

s.           New accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company has formed a task force to review material contracts from our respective business segments.  The task force is currently evaluating those contracts to determine the impact on the Company’s consolidated financial position or results of operations. The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. We expect to adopt the standard on a modified retrospective basis in 2018.

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, including interim periods within those fiscal years. A modified retrospective transition approach is required for lessees for capital and operating leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements, with certain practical expedients available. Upon adoption, the Company expects that the ROU asset and lease liability will be recognized in the balance sheets in amounts that will be material.

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

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230):  Classification of Certain Cash Receipts and Cash Payments.  The amendments provide guidance on eight specific cash flow issues for which the current accounting framework does not provide specific guidance.  The amendments are effective for annual periods beginning after December 15, 2017.  Early adoption is permitted, including adoption in an interim period.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment.  The new standard simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test and requires businesses to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit's fair value.  The amendments are effective for annual periods beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805):  Clarifying the Definition of a Business.  The amendments provide a more robust framework to use in determining when a set of assets and activities is a business.  The amendments are effective for annual periods beginning after December 15, 2017 with a limited scope of early adoption.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.
u.           Use of estimates:

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

v.          Reclassification:

Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

w.           Business Combinations:

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

NOTE 3:–                        RESTRICTED COLLATERAL DEPOSITS

The following is a summary of restricted collateral deposits as of December 31, 2016 and 2015:

	December 31,
	2016	2015

Deposits in connection with Epsilor/EFL projects	$268,980	$89,985
Total restricted collateral deposits	$268,980	$89,985

NOTE 4:–                        OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2016 and 2015:

	December 31,
	2016	2015

Government authorities	$877,670	$307,339
Israeli statutory severance pay fund	455,172	–
Employees	60,296	65,990
Prepaid expenses	761,257	625,511
Other	2,501	8,518
Total	$2,156,896	$1,007,358

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 5:–                        INVENTORIES

The following is a summary of inventories as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Raw and packaging materials	$8,512,006	$8,184,476
Work in progress	917,582	760,585
Finished products	888,433	662,775
Total	$10,318,021	$9,607,836

NOTE 6:–                        PROPERTY AND EQUIPMENT, NET

a.           Composition of property and equipment is as follows:

	December 31,
	2016	2015
Cost:
Computers and related equipment	$2,733,722	$2,703,721
Motor vehicles	717,543	831,925
Office furniture and equipment	1,571,364	1,512,663
Machinery, equipment and installations	7,760,341	7,221,351
Buildings	1,716,924	1,603,374
Land	300,000	300,000
Leasehold improvements	2,172,253	1,982,552
Demo inventory	1,791,751	2,288,031
	18,763,898	18,443,617
Accumulated depreciation:
Computers and related equipment	2,415,842	2,222,724
Motor vehicles	248,248	298,881
Office furniture and equipment	1,356,671	1,237,923
Machinery, equipment and installations	5,805,540	5,257,976
Buildings	408,194	300,196
Leasehold improvements	1,219,113	1,012,810
Demo inventory	1,395,050	1,727,869
	12,848,658	12,058,379
Property and equipment, net	$5,915,240	$6,385,238

b.           Depreciation expense amounted to $1,752,084, $1,851,982, and $1,558,506 for the years ended December 31, 2016, 2015 and 2014, respectively.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

A summary of the goodwill by business segment is as follows:

	December 31, 2015	Additions	Adjustments (currency)	December 31, 2016
Training and Simulation Division	$24,435,641	$–	$–	$24,435,641
Power Systems Division	21,027,386	–	26,490	21,053,876
Total	$45,463,027	$–	$26,490	$45,489,517

The Company completed its annual goodwill impairment review using the financial results as of the quarter ended December 31, 2016, using its forecasted plan developed in the fourth quarter.

With respect to its Training and Simulation Division, the Company determined, using qualitative factors, that goodwill was not impaired.

For its Power Systems Division, the Company determined that it was necessary to perform a quantitative assessment of goodwill for the purpose of determining whether an impairment existed at December 31, 2016. When conducting this analysis, the Company engaged third party valuation experts with a detailed understanding of its Power Systems Division to perform a valuation of the Power Systems Division on a going concern basis. The Company also evaluated its historic financial performance in light of its planned financial performance over the period evaluated by its third party experts. Finally, the Company prepared a discounted cash flow analysis over a five year period so as to derive a reasonable view of the cash flows that the Power Systems Division are projected to generate from 2017-2021.

Key valuation assumptions – Power Systems Division

Inherent in a valuation of a firm is the reliance on key assumptions, including, but not limited to, the cash flows of the reporting unit, weighted average cost of capital (“WACC”), and terminal growth rates of the Company. In evaluating its key variables, the Company concluded that the WACC and terminal growth rates of the Power Systems Division were approximately 13% and 3%, respectively.

As part of its annual budget process and in light of the operating losses of the reporting unit in 2016, the Power Systems Division prepared its 2017 budget and provided a prospective view of their various businesses, including key products, new and existing markets and customers, production processes, and insight into the future growth of the business. To the extent that there is a significant economic downturn, a freeze in military spending, a loss of a major contract or customer, or a significant shift of pre-existing customer arrangements to future years, the Company may need to evaluate goodwill for impairment in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

As a result of its quantitative analysis, in which the Company computed the fair value of the Power Systems Division, the Company concluded that the fair value of the reporting unit exceeded the reporting unit’s carrying value by approximately 37%. The Company will continue to monitor the actual results of the reporting unit against its plan and re-evaluate goodwill as required in between the annual measurement period if events and circumstances indicate that it is more likely than not the asset is impaired.

The Company also considered its current market capitalization compared to the sum of the estimated fair values of its reporting units in conjunction with each impairment assessment. As of the December 31, 2016 valuation date, its market capitalization was approximately $92.5 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

As a result of these analyses, the Company concluded that the goodwill recorded in relation to the Power Systems Division was not impaired at December 31, 2016.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

b.           Other intangible assets:

		December 31,
		2016		2015
	Original Useful life	Cost	Net book value	Cost	Net book value
Technology	4 - 8 years	$9,988,000	$1,617,000	$9,988,000	$2,377,250
Capitalized software costs	1 - 3 years	4,974,105	542,220	4,609,946	630,230
Trademarks	10 years	28,000	2,800	28,000	5,600
Backlog/customer relationship	1 - 10 years	2,844,000	8,826	2,844,000	38,650
Covenant not to compete	6 years	400,000	172,000	400,000	304,000
Customer list	2 - 10 years	14,173,645	3,681,500	14,173,645	5,180,000
		32,407,750	$6,024,346	32,043,591	$8,535,730
Less - accumulated amortization		(26,383,404)		(23,507,861)
Amortized cost		6,024,346		8,535,730
Trademarks (indefinite lives)		799,000		799,000
Net book value		$6,823,346		$9,334,730

Amortization expense amounted to $2,875,543, $3,043,536, and $2,696,740 for the years ended December 31, 2016, 2015 and 2014, respectively, including amortization of capitalized software costs of $88,010, $255,000, and $378,000, respectively.

c.           Estimated amortization expenses, using both straight line and accelerated amortization methods, for the years shown is as follows:

Year ending December 31,
2017	$2,210,624
2018	1,415,221
2019	885,000
2020	574,500
2021	291,500
Thereafter	647,501
Total	$6,024,346

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the consolidated balance sheets.

NOTE 8:–                        LOANS

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

The maturity of the Revolver is five years from the date of the Chase Agreement. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at December 31, 2016 was 4.0%.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–                        LOANS (Cont.)

The maturity of the Term Loan is five years from the date of the Chase Agreement. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan will consist of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The Revolver and Term Loan are secured by the assets of the Company. The effective interest rate for the Term Loan at December 31, 2016 was 4.25%.

The maturity of the Mortgage Loan is five years from the date of the Chase Agreement and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60. The effective interest rate for the mortgage at December 31, 2016 was 4.25%.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The financial covenants include that the Company must maintain both a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The company was in compliance with its covenants at December 31, 2016.

The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.

Minimum loan payments for the Term and Mortgage Loans are as follows:

Minimum loan payments	December 31,
2017	$1,828,840
2018	2,151,040
2019	2,115,583
2020	2,747,460
2021	1,056,284
Thereafter	633,369
Total	$10,532,576

NOTE 9:–                        OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of other accounts payable and accrued expenses as of December 31, 2016 and 2015:

	December 31,
	2016	2015
Employees and payroll accruals	$3,068,035	$3,310,170
Accrued vacation pay	958,160	1,073,348
Accrued expenses	808,284	829,240
Government authorities	763,079	347,282
Total	$5,597,558	$5,560,040

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–                      COMMITMENTS AND CONTINGENT LIABILITIES

a.           Royalty commitments:

Under Epsilor-EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, Epsilor-EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. Amounts due in respect of projects approved after 1999 also bear interest at the LIBOR rate. Epsilor-EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, Epsilor-EFL will not be obligated to pay any royalties or refund the grants. During 2016, 2015 and 2014, Epsilor-EFL received grants in the total amount of $612,249, $322,820, and $177,918, respectively.

No royalties were expensed for 2016, 2015 and 2014, respectively.

b.           Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2019. The minimum rental payments under non-cancelable operating leases are as follows:

December 31	Minimum rental payments
2017	$1,060,954
2018	648,202
2019	382,296
2020	–
2021	–
Thereafter	–
Total	$2,091,452

Total rent expense for the years ended December 31, 2016, 2015, and 2014 were $1,418,136, $1,404,183 and $1,366,192, respectively.

c.           Guarantees:

The Company obtained bank guarantees in the amount of $649,260 in connection with (i) obligations of one of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers.

d.           Liens:

As security for compliance with the terms related to the investment grants from the State of Israel, Epsilor-EFL has registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of its assets, in favor of the State of Israel.

The Company does not have any credit liens collateralized by the assets of the Company and guaranteed by the Company.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs generated under the percentage-of-completion method are recorded as deferred revenues until the revenue recognition criteria are met. Deferred revenues include unearned amounts received under maintenance and support services and customer deposits of $0 and $251,925 for 2016 and 2015, respectively, and billings in excess of costs and estimated earnings on uncompleted contracts.

The following is a summary of the costs and estimated earnings on contracts as of December 31, 2016 and 2015. Open contracts are expected to be completed in the following year. The billings in excess of costs are included in the deferred revenues line on the balance sheet:

	Year ended December 31,
	2016	2015
Costs incurred on contracts	$153,324,167	$158,113,695
Estimated earnings	20,754,754	26,759,019
	174,078,921	184,872,714
Less billings to date	(166,017,018)	(175,971,136)
Total	$8,061,903	$8,901,578

Costs and estimated earnings in excess of billings	$10,981,577	$12,132,484
Billings in excess of costs and estimated earnings (included in deferred revenues)	(2,919,674)	(3,230,906)
Total	$8,061,903	$8,901,578

NOTE 12:–                      STOCK-BASED COMPENSATION

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

1.           2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 162,987 were available for future grants to outside directors as of December 31, 2016.

2.           2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 2,589,269 were available for future grants to employees and consultants as of December 31, 2016.

3.           Under these plans, restricted shares and restricted stock units generally vest after one to three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares and restricted stock units generally revert back to the Company.

4.           Stock compensation expense is recorded ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of comprehensive income in respect of restricted shares and restricted stock units to employees and directors in 2016, 2015, and 2014 was $878,000, $622,000, and $1,412,000, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–                      STOCKHOLDERS’ EQUITY (Cont.)

5.           A summary of the status of the Company’s restricted shares and restricted stock units granted as of December 31, 2016 and 2015, and changes during the years ended on those dates, is presented below:

 Restricted Shares and Restricted Stock Units:

	2016		2015		2014
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	516,952	$2.94	920,678	$2.99	584,746	$2.52
Changes during year:
Restricted stock granted	310,735	$2.39	57,028	$2.89	341,861	$2.60
Restricted units granted	150,500	$2.31	–	$–	163,175	$2.48
Vested	(220,630)	$2.86	(451,122)	$3.15	(166,110)	$2.23
Forfeited	(275,259)	$2.96	(9,632)	$2.38	(2,994)	$3.65
Non-vested at the end of the year	482,298	$2.41	516,952	$2.94	920,678	$2.99
Restricted shares vested at end of year	3,626,580	$1.86	3,405,960	$2.22	2,954,838	$2.07

6.           The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2016 was $188,000. The weighted average period over which this compensation cost is expected to be recognized is approximately one and a half years.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      INCOME TAXES

a.           General:

As of December 31, 2016, Arotech has net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of $46.9 million, which are available to offset future taxable income, if any, expiring in 2021 through 2037. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2016, the Company had net deferred tax assets before valuation allowance of $43.0 million. The deferred tax assets are primarily composed of federal, state and foreign tax NOL carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax asset. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

The Company has also evaluated its income tax positions under FASB ASC 740-10 as of December 31, 2016 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

The Company does not provide for U.S. federal income taxes on the undistributed earnings of its foreign subsidiaries because such earnings, if any, are re-invested and, in the opinion of management, will continue to be re-invested indefinitely.

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company is currently under examination by the IRS for 2014.  The Company is no longer subject to IRS examination for periods prior to 2013 although carryforward losses that were generated prior to 2013 may still be adjusted by the IRS if they are used in a future period. Additionally, the Company is no longer subject to examination in Israel for periods prior to 2014.

The Company files consolidated tax returns for its U.S. entities.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      INCOME TAXES (Cont.)

b.           Israeli subsidiary (Epsilor-EFL):

Epsilor-EFL’s tax rate was 25% for 2016 and 26.5% for 2015 and 2014, respectively. In addition, dividends paid from the profits of Epsilor-EFL are subject to tax at the rate of 15% in the hands of their recipient. Management has indicated that it has no intention of declaring a dividend.

The Israeli government has established certain development zones so as to incentivize business development and export activities. Companies that reside in this zone and meet certain criteria are subject to a favorable tax rates. Epsilor-EFL is located in an approved development zone, however, currently does not meet the criteria established by the government to obtain the tax incentives.

As of December 31, 2016, the Company has tax loss carryforwards, generated by the predecessor of Epsilor-EFL, of $82.1 million, which is available indefinitely to offset future taxable income. Due to the 2009 merger of EFL-Epsilor, the utilization of the tax loss carryforward is subject to annual limitations.

c.           Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2016	2015
U.S. operating loss carryforward	$16,869,205	$14,814,390
Foreign operating loss carryforward	19,696,756	20,228,547
Total operating loss carryforward	36,565,961	35,042,937

Temporary differences:
Compensation and benefits	2,417,056	2,417,056
Warranty reserves	1,263,499	1,394,672
Foreign temporary differences	1,112,113	735,948
All other temporary differences	1,704,555	2,327,485
Total temporary differences	6,497,223	6,875,161

Deferred tax asset before valuation allowance	43,063,184	41,918,098
Valuation allowance	(43,063,184)	(41,918,098)

Total deferred tax asset	$–	$–

Deferred tax liability – intangible assets	$7,868,123	$7,031,564

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

NOTE 13:–                      INCOME TAXES (Cont.)

d.           Income from continuing operations before taxes on income are as follows:

	Year ended December 31
	2016	2015	2014
Domestic	$(2,133,486)	$(3,071,694)	$4,455,370
Foreign	1,437,332	2,181,671	451,649
	$(696,154)	$(890,023)	$4,907,019

e.           Taxes on income were comprised of the following:

	Year ended December 31
	2016	2015	2014
Current federal taxes	$–	$–	$183,758
Current state and local taxes	(24,634)	246,403	316,444
Deferred taxes	836,561	914,543	598,500
Taxes in respect of prior years	(28,507)	–	(74,865)
Expense	$783,420	$1,160,946	$1,023,837

f.            A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company and the actual tax expense as reported in the Statements of Comprehensive Income is as follows:

	Year ended December 31,
	2016	2015	2014
Income (loss) from continuing operations before taxes	$(696,154)	$(890,023)	$4,907,019

Statutory tax rate	34%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$(236,692)	$(302,608)	$1,668,386
Deferred taxes for which valuation allowance was provided	589,912	1,413,567	(969,983)
Non-deductible expenses	22,746	31,841	66,720
State taxes, net of federal benefit	(16,258)	181,771	269,508
Foreign income in tax rates other than U.S. rate	452,219	(163,625)	(119,687)
Taxes in respect of prior years	(28,507)	–	(74,865)
Alternative minimum tax for which valuation allowance was not provided	–	–	183,758

Actual tax expense	$783,420	$1,160,946	$1,023,837

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      SELECTED STATEMENTS OF COMPREHENSIVE INCOME DATA

Financial income (expense), net:

	Year ended December 31,
	2016	2015	2014
Financial expenses:
Interest, bank charges and fees	$(927,390)	$(1,202,224)	$(1,333,895)
Foreign currency transaction differences, net	(47,873)	–	(173,594)
Total financial expenses	(975,263)	(1,202,224)	(1,507,489)

Financial income:
Foreign currency transaction differences, net	–	50,103	–
Total financial income	–	50,103	–

Financial expense, net	$(975,263)	$(1,152,121)	$(1,507,489)

NOTE 15:–                      SEGMENT INFORMATION

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

b.           The following is information about reportable segment gains, losses and assets and are presented after the elimination of intra-segment revenues and expenses:

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:–                      SEGMENT INFORMATION (Cont.)

	Training and Simulation Division	Power Systems Division	Corporate	Total Company
2016
Revenues from outside customers	$46,358,794	$46,616,958	$–	$92,975,752
Depreciation and amortization expenses (1)	(1,113,001)	(3,531,851)	(19,732)	(4,664,584)
Direct expenses (2)	(37,637,110)	(43,682,708)	(6,712,241)	(88,032,059)
Segment income (loss)	7,608,683	(597,601)	(6,731,973)	279,109
Financial expense	(41,397)	(87,371)	(846,495)	(975,263)
Income tax (expense) benefit	24,634	28,507	(836,561)	(783,420)
Net income (loss)	$7,591,920	$(656,465)	$(8,415,029)	$(1,479,574)
Segment assets (4)	$43,740,316	$58,955,828	$6,444,053	$109,140,197
Additions to long-lived assets	$586,068	$1,081,815	$–	$1,667,883

	Training and Simulation Division	Power Systems Division	Corporate	Total Company
2015
Revenues from outside customers	$54,617,611	$41,956,336	$–	$96,573,947
Depreciation and amortization expenses (1)	(912,930)	(3,957,368)	(25,220)	(4,895,518)
Direct expenses (2)	(44,711,979)	(41,863,776)	(4,840,578)	(91,416,331)
Segment income (loss)	8,992,702	(3,864,808)	(4,865,798)	262,098
Financial expense	(59,791)	21,432	(1,113,762)	(1,152,121)
Income tax expense	(233,106)	–	(927,840)	(1,160,946)
Net income (loss)	$8,699,805	$(3,843,376)	$(6,907,400)	$(2,050,969)
Segment assets	$57,433,489	$59,498,304	$492,922	$117,424,715
Additions to long-lived assets	$1,139,074	$1,374,354	$4,501	$2,540,005

2014	Training and Simulation Division	Power Systems Division	Corporate	Total Company

Revenues from outside customers	$56,404,498	$47,157,851	$–	$103,562,349
Depreciation and amortization expenses (1)	(756,939)	(3,477,855)	(20,452)	(4,255,246)
Direct expenses (2)	(45,313,956)	(40,704,521)	(6,874,118)	(92,892,595)
Segment income (loss)	10,333,603	2,975,475	(6,894,570)	6,414,508
Financial expense	(50,975)	(203,902)	(1,252,612)	(1,507,489)
Income tax benefit (expense)	(133,692)	61,777	(951,922)	(1,023,837)
Net income (loss)	$10,148,936	$2,833,350	$(9,099,104)	$3,883,182
Segment assets	$58,090,953	$65,781,686	$866,708	$124,739,347
Additions to long-lived assets (3)	$1,533,371	$29,159,805	$13,344	$30,706,520

(1)          Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)          Including, inter alia, sales and marketing, general and administrative, research and development and other income.
(3)          Includes intangible assets associated with the acquisition of UEC.
(4)          Cash balances previously reported in the Training and Simulation Division in 2015 are reported in Corporate in 2016.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:–                      SEGMENT INFORMATION (Cont.)

c.           Summary information about geographic areas:

The following discloses total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2016, 2015, and 2014:

	2016		2015		2014
	Total revenues	Long-lived Assets	Total revenues	Long-lived Assets	Total revenues	Long-lived assets
U.S.A.	$72,645,752	$49,883,172	$77,715,872	$52,938,660	$83,739,406	$55,970,370
Israel	13,944,078	8,308,931	14,114,688	8,299,367	11,428,427	7,755,163
Canada	2,435,134	–	587,516	–	651,846	–
Taiwan	690,080	–	–	–	–	–
Mexico	590,919	–	–	–	2,300	–
India	228,449	–	–	–	14,865	–
Japan	182,996	–	–	–	–	–
Germany	115,509	–	1,076,872	–	1,117,094	–
Australia	75,513	–	109,041	–	459,153	–
Korea	–	–	875,593	–	1,994,634	–
Saudi Arabia	–	–	548,837	–	2,469,988	–
China	–	–	154,803	–	305,800	–
U.A.E.	–	–	–	–	518,634	–
Hong Kong	–	–	–	–	48,331	–
Other	2,067,322	–	1,390,725	–	811,871	–
	$92,975,752	$58,192,103	$96,573,947	$61,238,027	$103,562,349	$63,725,533

d.           Revenues from major customers (as a percentage of consolidated revenues):

Other than for sales to various branches of the United States Military, which accounted for 41%, 48%, and 56% of consolidated continuing revenues for 2016, 2015 and 2014, respectively, no single customer accounted for more than 10% of revenues for any of the three years presented.

e.           Revenues from major products:

	Year ended December 31,
	2016	2015	2014
Simulators	$46,358,794	$54,617,611	$56,404,498
Batteries and charging systems	42,574,102	37,331,372	42,930,497
Water activated batteries	4,042,856	4,624,964	4,227,354
Total	$92,975,752	$96,573,947	$103,562,349

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      WARRANTY

The following is a summary of the deferred warranty revenue in the Simulation Division included in total deferred revenue as of December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Balance at beginning of period	$3,358,866	$4,300,602
Deferred revenue	3,344,498	4,323,821
Revenue recognized	(4,000,749)	(5,265,557)
Balance at end of period	$2,702,615	$3,358,866

The following is a summary of the warranty liability in the Power Systems Division that is also included in deferred revenue as of December 31, 2016 and 2015:

	Year ended December 31,
	2016	2015
Balance at beginning of period	$380,904	$386,202
New reserves	136,668	187,969
Costs incurred	(315,143)	(193,267)
Balance at end of period	$202,429	$380,904

NOTE 17:–                      ACQUISITION OF UEC ELECTRONICS, LLC

In April 2014, the Company entered into a stock purchase agreement pursuant to the terms of which the Company purchased all of the outstanding membership interests of UEC Electronics, LLC (“UEC”) from the seller of UEC, a company owned by UEC’s two top managers (the “Acquisition”) for total consideration of $36.7 million. The Acquisition provided an expanded Power Systems Division footprint for the Company.

The Acquisition was accounted for under the acquisition method accounting. Accordingly, all assets and liabilities acquired, were recorded at their estimated fair market values as of the date of acquisition. Goodwill of $15.1 million was recorded as the purchase premium after adjusting for the fair value of net assets acquired and represents the accretive and synergistic value of the acquisition to the Company.

The revenue and net income of UEC from the date of acquisition through December 31, 2014 was $27,193,926 and $2,544,315, respectively.  Acquisition related expenses of approximately $813,000 were recognized as general and administrative expenses in the year ended December 31, 2014.

Pro forma revenue and net income for the year ended December 31, 2014 for the Company was $116,113,345 and $7,026,327, respectively.  Pro forma results presented reflect: (1) amortization relating to fair value estimates of intangible assets; (2) elimination of UEC expenses that were not part of the transaction; and (3) incremental interest expense on new long term debt incurred in connection with the transaction as though the transaction occurred as of January 1, 2013.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 18:–                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2016:
Revenues	$25,406	$21,780	$24,301	$21,489
Gross profit	7,694	6,995	7,864	5,597
Net (loss) income	(382)	(569)	1,505	(2,034)
Basic net income/(loss) per common share	$(0.03)	$(0.03)	$0.02	$(0.06)

Diluted net income/(loss) per common share	$(0.03)	$(0.03)	$0.02	$(0.06)

Fiscal year ended December 31, 2015:
Revenues	$24,227	$21,644	$23,289	$27,414
Gross profit	6,897	6,223	7,035	7,963
Net (loss) income	(483)	(2,243)	(618)	399
Basic net income/(loss) per common share	$(0.02)	$(0.10)	$(0.03)	$0.02

Diluted net income/(loss) per common share	$(0.02)	$(0.10)	$(0.03)	$0.02