Form 10-Q
period 2017-03-31
AROTECH CORP
filed 2017-05-09
CIK 916529

0
OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2017.

Commission file number:  0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

(800) 281-0356
(Registrant’s telephone number, including area code)

______________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
Emerging growth company: ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒

The number of shares outstanding of the issuer’s common stock as of May 5, 2017 was 26,427,586.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.          FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,534,408	$7,130,983
Restricted collateral deposits	284,754	268,980
Trade receivables	17,791,248	16,821,737
Unbilled receivables	9,383,884	10,981,577
Other accounts receivable and prepaid expenses	2,388,834	2,156,896
Inventories	9,798,557	10,318,021
Total current assets	48,181,685	47,678,194
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,270,715	3,177,238
Other long term receivables	71,735	56,662
Property and equipment, net	6,198,754	5,915,240
Other intangible assets, net	6,180,413	6,823,346
Goodwill	45,838,351	45,489,517
Long term assets of discontinued operations	270,139	270,139
Total long term assets	61,830,107	61,732,142
Total assets	$110,011,792	$109,410,336

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,254,493	$4,362,804
Other accounts payable and accrued expenses	5,691,062	5,597,558
Current portion of long term debt	2,081,199	1,828,840
Short term bank credit	5,803,114	2,973,032
Severance payable	–	2,577,472
Deferred revenues	5,362,215	6,421,271
Total current liabilities	24,192,083	23,760,977
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,106,451	3,891,710
Long term portion of debt	8,173,483	8,703,736
Deferred income tax liability	8,096,761	7,868,125
Other long term liabilities	104,410	100,742
Total long-term liabilities	20,481,105	20,564,313
Total liabilities	44,673,188	44,325,290
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2017 and December 31, 2016; Issued and outstanding: 26,409,932 shares and 26,438,234 shares as of March 31, 2017 and December 31, 2016, respectively	264,099	264,382
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2017 and December 31, 2016; No shares issued or outstanding as of March 31, 2017 and December 31, 2016	–	–
Additional paid-in capital	250,512,129	250,405,012
Accumulated deficit	(186,171,201)	(185,402,893)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	1,641,631	726,599
Total stockholders’ equity	65,338,604	65,085,046
Total liabilities and stockholders’ equity	$110,011,792	$109,410,336

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2017	2016
Revenues	$22,347,445	$25,406,481

Cost of revenues	15,867,498	17,712,174
Research and development expenses	995,434	836,082
Selling and marketing expenses	1,995,967	1,654,866
General and administrative expenses	3,017,218	4,292,413
Amortization of intangible assets	697,993	768,003
Total operating costs and expenses	22,574,110	25,263,538

Operating income (loss)	(226,665)	142,943

Other income, net	12,154	26,037
Financial expense, net	(333,857)	(337,658)
Total other expense	(321,703)	(311,621)
Loss from continuing operations before income tax expense	(548,368)	(168,678)

Income tax expense	219,940	213,453
Loss from continuing operations	(768,308)	(382,131)
Loss from discontinued operations	–	(261,646)
Net loss	(768,308)	(643,777)
Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	915,032	360,098
Comprehensive income (loss)	$146,724	$(283,679)

Loss per share of common stock:
Basic – continuing operations	$(0.03)	$(0.02)
Basic – discontinued operations	$–	$(0.01)
Basic net loss per share	$(0.03)	$(0.03)

Diluted – continuing operations	$(0.03)	$(0.02)
Diluted – discontinued operations	$–	$(0.01)
Diluted net loss per share	$(0.03)	$(0.03)
Weighted average number of shares used in computing basic net loss per share	26,169,228	24,797,875
Weighted average number of shares used in computing diluted net loss per share	26,169,228	24,797,875

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(768,308)	$(643,777)
Adjustments required to reconcile net loss to net cash provided by operating activities:
Depreciation	419,469	407,035
Amortization of intangible assets	697,993	768,003
Stock based compensation	106,833	491,806
Deferred tax provision	228,636	150,653
Changes in operating assets and liabilities:
Trade receivables	(639,508)	2,632,488
Unbilled receivables	1,615,635	2,353,344
Other accounts receivable and prepaid expenses	(199,253)	(279,914)
Inventories	751,980	(182,125)
Severance pay, net	(2,228,122)	241,038
Trade payables	961,693	(635,503)
Other accounts payable and accrued expenses	187,371	(367,644)
Deferred revenues	(1,059,056)	(1,283,464)
Net cash provided by operating activities	75,363	3,651,940
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted collateral deposits	–	26,083
Purchase of property and equipment	(629,115)	(405,926)
Additions to capitalized software	(55,060)	(27,951)
Net cash used in investing activities	$(684,175)	$(407,794)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	$–	$10,000,000
Repayment of long term debt	(264,372)	(15,889,151)
Proceeds from issuance of common stock	–	2,952,999
Change in short term bank credit	2,833,401	893,579
Net cash provided by (used in) financing activities	2,569,029	(2,042,573)
INCREASE IN CASH AND CASH EQUIVALENTS	1,960,217	1,201,573
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	(556,792)	(395,983)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	7,130,983	10,608,420
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$8,534,408	$11,414,010
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$162,504	$188,461
Taxes paid on income during the period	$18,800	$51,331

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

b.          Asset Held for Sale and Discontinued Operations:

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

The amounts presented in the consolidated statements of comprehensive income as discontinued operations represent research and development and general and administrative expenses. As the Flow Battery segment is reported within the Epsilor-EFL legal entity and the legal entity has tax net operating loss carryforwards for which the Company has recorded a valuation allowance, there is no tax impact.

The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the three months ended March 31, 2016 was ($189,314) and ($124,883), respectively.  There was no impact on the consolidated statements of cash flows for the three months ended March 31, 2017.

The assets of the Flow Battery segment consist of property and equipment and are classified as held for sale.  The carrying value of the assets as of March 31, 2017 and December 31, 2016, is $270,139.

Unless otherwise indicated, discontinued operations are not included in the reported results. The Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

c.          Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2017, its operating results for the three-month periods ended March 31, 2017 and 2016, and its cash flows for the three-month periods ended March 31, 2017 and 2016.

The results of operations for the three months ended March 31, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2017.

The balance sheet at December 31, 2016 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2016.

d.          Goodwill and other long-lived assets:

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired.  Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with the carrying value.  The Training and Simulation and the Power Systems reporting units have goodwill.

As of its last annual impairment test at December 31, 2016, the Company determined that the goodwill for both reporting units was not impaired.

Consistent with previous interim reporting periods, the Company monitors qualitative and quantitative factors, including internal projections, periodic forecasts, and actual results of the reporting unit.  Based upon this interim review, the Company does not believe that goodwill or its indefinite-lived intangible assets related to either reporting unit is impaired.

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

g.          Certain relationships and related transactions

On February 2, 2016, the Company entered into a three-year consulting agreement with a business controlled by a member of the Board of Directors. In exchange, the Company pays an annual fee equal to the Board member in the amount of the difference between total accrued compensation of the Board member and $125,000.

In December 2016, the Company and its former Chief Executive Officer (“former Executive”) agreed to terms whereby the Company and its former Executive agreed to early termination of the former Executive’s employment agreement.  As of December 31, 2016, the amount due to the estate of the former Executive was approximately $2.6 million.  The Company paid approximately $1.8 million to the estate of the former Executive in March 2017.  The remainder of $0.8 million payable to the local taxing authorities was remitted in April 2017.

h.          Accounting for stock-based compensation:

For the three months ended March 31, 2017 and 2016 the compensation expense recorded related to restricted stock units and restricted shares was $106,833 and $116,806, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of March 31, 2017 was $307,801. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. Income tax expense was not impacted since the Company is in a net operating loss position.

On February 2, 2016, the Company and an investor (the “Investor”) entered into a Stock Purchase Agreement (the “Investment Agreement”) providing for the sale to the Investor of a total of 1,500,000 shares of the Company’s common stock at a price valued at $1.99 per share. As the Investor was also given the right to nominate a member of the Board of Directors pursuant to the terms of the Investment Agreement, and the shares were issued at a discount to the then market price, this resulted in additional stock compensation expense in the first quarter of 2016 of $375,000.

i.          Basic and diluted net income per share:

Basic net income per share is computed based on the weighted average number of shares of common stock and participating securities outstanding during each year.  Diluted net income per share includes the dilutive effect of additional potential common stock issuable under our share-based compensation plans, using the “treasury stock” method.  Unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted net income per share.  In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted net loss per share.  The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net loss per share for the three-month period ended March 31, 2017 and 2016, were none and 602,740, respectively.

NOTE 2:          FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2017, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 3:          INVENTORIES

Inventories are stated at the lower of cost or market value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in the Training and Simulation Division decreased $151,000 from December 31, 2016 and decreased $368,000 in the Power Systems Division in that same time period:

	March 31, 2017	December 31, 2016
	(Unaudited)
Raw and packaging materials	$8,439,929	$8,512,006
Work in progress	707,051	917,582
Finished products	651,577	888,433
Total:	$9,798,557	$10,318,021

NOTE 4:          SEGMENT INFORMATION

a.          The Company and its subsidiaries operate in two business segments.  The two segments are also treated by the Company as reporting units for goodwill impairment evaluation purposes.  The goodwill amounts associated with the Training and Simulation Division and the Power Systems Division were determined and valued when the specific businesses were purchased.  The Company and its subsidiaries operate in two continuing business segments and follow the requirements of FASB ASC 280-10.

The Company’s reportable segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the reportable segments are the same as those used by the Company in the preparation of its annual financial statements.  The Company evaluates performance based on two primary factors, one is the segment’s operating income and the other is the segment’s contribution to the Company’s future strategic growth.

b.          The following is information about reported segment revenues, income (losses) from continuing operations, and total assets as of March 31, 2017 and 2016:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Three months ended March 31, 2017
Revenues from outside customers	$10,351,189	$11,996,256	$–	$22,347,445
Depreciation, amortization and impairment expenses(1)	(270,663)	(845,711)	(1,088)	(1,117,462)
Direct expenses(2)	(9,377,698)	(11,091,332)	$(975,464)	(21,444,494)
Segment operating income (loss)	$702,828	$59,213	$(976,552)	$(214,511)
Financial expense	(12,668)	(150,147)	(171,042)	(333,857)
Income tax expense (benefit)	(35,000)	43,696	(228,636)	(219,940)
Income (loss) from continuing operations	$655,160	$(47,238)	$(1,376,230)	$(768,308)
Segment assets(3)(4)	$43,049,400	$60,776,389	$6,186,003	$110,011,792
Additions to long-lived assets	$155,234	$528,941	$–	$684,175
Three months ended March 31, 2016
Revenues from outside customers	$13,300,842	$12,105,639	$–	$25,406,481
Depreciation, amortization and impairment expenses(1)	(272,660)	(900,891)	(1,487)	(1,175,038)
Direct expenses(2)	(10,927,734)	(11,101,609)	$(2,033,120)	(24,062,463)
Segment operating income (loss)	$2,100,448	$103,139	$(2,034,607)	$168,980
Financial expense	(11,061)	(29,054)	(297,543)	(337,658)
Income tax expense	(62,800)	–	(150,653)	(213,453)
Income (loss) from continuing operations	$2,026,587	$74,085	$(2,482,803)	$(382,131)
Segment assets(3)(4)	$51,101,611	$60,327,299	$2,470,729	$113,899,639
Additions to long-lived assets	$150,411	$283,466	$–	$433,877

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,640 and $21,402,711, respectively, as of March 31, 2017 and $24,435,640 and $21,178,653, respectively, as of March 31, 2016.

(4)	Cash balances previously reporting in the Training and Simulation Division in 2016 are now reported in Corporate in 2017.

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

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at March 31, 2017 was 4.25%.  The balance at March 31, 2017 and December 31, 2016 was $5.8 million and $3.0 million, respectively.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at March 31, 2017 was 4.5%.  The balance at March 31, 2017 and December 31, 2016 was $9.1 million and $9.3 million, respectively.

The maturity of the Mortgage Loan is March 11, 2021 and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60. The effective interest rate for the Mortgage Loan at March 31, 2017 was 4.5%.  The balance at March 31, 2017 and December 31, 2016 was $950,000 and $967,000, respectively.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at March 31, 2017.

The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.

NOTE 6:          IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

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

In January 2017, the FASB issued ASU No. 2017-04, Intangibles – Goodwill and Other (Topic 350):  Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test and requires businesses to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments are effective for annual periods beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

For information about previous new accounting pronouncements and the potential impact on the Company’s Consolidated Financial Statements, see Note 2 of the Notes to Consolidated Financial Statements in the Company’s 2016 Form 10-K.

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

➢          We provide advanced battery solutions, innovative energy management and power distribution technologies and world-class product design and manufacturing services for the aerospace, defense, law enforcement and homeland security markets, and we manufacture and sell primary rechargeable batteries, for defense and security products and medical and industrial applications through our Power Systems Division.

Discontinued Operations

During the quarter ended September 30, 2016, the Board of Directors approved a plan to discontinue the Flow Battery segment.  The discontinuance is a strategic shift that had a major effect on the Company’s operations and financial results; therefore, the results of the Flow Battery segment have been reclassified as discontinued operations for all periods presented.

The financial results of the Company are presented as continuing operations in the Consolidated Financial Statements for all periods presented.  See Note 1 – Asset Held for Sale and Discontinued Operations.   The loss from discontinued operations reported for the three month periods ended March 31, 2016 was $261,646.   The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the three months ended March 31, 2016 was ($189,314) and ($124,883), respectively.  There was no impact on the consolidated statements of income and cash flows for the three months ended March 31, 2017.

The absence of the losses from the Flow Battery segment is anticipated to improve financial results, liquidity, and loan covenants.

Overview of Pre-Tax Results of Continuing Operations

Through the first three months of 2017 as compared to 2016, our revenues decreased by $3.1 million to $22.3 million. This was principally as a result of revenue contraction in our Simulation Division. For the first three months of 2017, we reported a loss from continuing operations of ($548,000) as compared to loss from continuing operations of ($169,000) for the first three months of 2016. Included in the loss from operations in 2016 is incremental stock compensation expense of $375,000 related to a non-recurring issuance of common stock during the quarter ended March 31, 2016.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss from continuing operations for the three months ended March 31, 2017 was ($548,000) on revenues of $22.3 million, compared to pre-tax loss from continuing operations of ($169,000) on revenues of $25.4 million during the three months ended March 31, 2016. Our overall backlog for the first quarter of 2017 totaled $52.2 million, compared to $57.7 million in the first quarter of 2016.

In our Training and Simulation Division, revenues for the three months ended March 31, 2017 were $10.3 million, compared to $13.3 million during the three months ended March 31, 2016. As of March 31, 2017, our backlog for our Training and Simulation Division totaled $23.5 million, compared to $24.3 million in the first quarter of 2016.

In our Power Systems Division, revenues for the three months ended March 31, 2017 were $12.0 million, compared to $12.1 million during the three months ended March 31, 2016. As of March 31, 2017, our backlog for our Power Systems Division totaled $28.7 million, compared to $33.4 million in the first quarter of 2016.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2017 and 2016:

	Three months ended March 31,
Type of Revenue	2017	2016
Sale of products	96.2%	95.1%
Maintenance and support agreements	3.7%	4.8%
Long term research and development contracts	0.1%	0.1%
Total	100.0%	100.0%

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

Results of Operations

Three months ended March 31, 2017 compared to the three months ended March 31, 2016.

Revenues. Revenues for the three months ended March 31, 2017 totaled $22.3 million, compared to $25.4 million in the comparable period in 2016, a decrease of $3.1 million, or 12%. In the first quarter of 2017, revenues were $10.3 million for the Training and Simulation Division as compared to $13.3 million in the first quarter of 2016, a decrease of $3.0 million, or 22.2% due primarily to lower revenue in our Vehicle Simulation product area; and $12.0 million for the Power Systems Division as compared to $12.1 million in the first quarter of 2016, a decrease of $100,000, or less than 1.0%.

Cost of revenues. Cost of revenues totaled $15.9 million during the first quarter of 2017 as compared to $17.7 million in the first quarter of 2016, a decrease of $1.8 million or 10.4%, due primarily to decreased revenue. Cost of revenues were $5.9 million for the Training and Simulation Division as compared to $8.0 million in the first quarter of 2016, a decrease of $2.1 million, or 26.6%, due primarily to lower costs associated with lower revenues; and $10.0 million for the Power Systems Division as compared to $9.7 million in the first quarter of 2016, an increase of $281,000, or 2.9%, due primarily to higher revenues by the Israeli operations of our Power Division.

Research and development expenses. Research and development expenses totaled $995,000 during the first quarter of 2017 as compared to $836,000 for the first quarter of 2016, an increase of $159,000, or 19.1% due primarily to increased development activities in our Vehicle Simulation product area.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2017 were $2.0 million, compared to $1.7 million in the first quarter of 2016, an increase of $341,000, or 20.6%, due primarily to increase selling and marketing efforts in our Vehicle Simulation product area as well as increased efforts in our Use-of-Force product areas.

General and administrative expenses. General and administrative expenses for the first quarter of 2017 were $3.0 million, compared to $4.3 million in the first quarter of 2016, a decrease of $1.3 million, or 29.7%, due primarily to lower stock compensation resulting from a share issuance to a member of the Board of Directors, lower salaries resulting from the separation of the former Chairman of the Board of Directors and the former Chief Executive Officer, and lower performance-based bonuses recognized in the first quarter of 2017.

Amortization of intangible assets. Amortization of intangible assets totaled $698,000 in the first quarter of 2017, compared to $768,000 in the first quarter of 2016, a decrease of $70,000, or 9.1%, due primarily to higher amortization expense recognized in 2016 pertaining to shorter lived intangible assets.

Financial expense, net. Financial expense totaled $334,000 in the first quarter of 2017, compared to financial expense of $338,000 in the first quarter of 2016, a decrease of $4,000. Included in the financial expense for the first quarter of 2017 is $95,000 of foreign currency transaction losses as compared to the first quarter of 2016.

Income taxes. We recorded $219,000 in tax expense in the first quarter of 2017, compared to $213,000 in tax expense in the first quarter of 2016, an increase of $6,000, or 3.0%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $229,000 and $151,000 in non-cash expenses in the first quarter of 2017 and 2016, respectively.

Loss from continuing operations. Due to the factors cited above, we went from a loss from continuing operations of ($382,000) in the first quarter of 2016 to a loss from continuing operations of ($768,000) in the first quarter of 2017, a decrease of $386,000.

Liquidity and Capital Resources

As of March 31, 2017, we had $8.5 million in cash and $285,000 in restricted collateral deposits, as compared to December 31, 2016, when we had $7.1 million in cash and $269,000 in restricted collateral deposits. We also had $5.7 million in available, unused bank lines of credit with our main bank as of March 31, 2017, under a $15.0 million credit facility.

We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (the “Term Loan”), and (iii) a $1,000,000 Mortgage Loan (the “Mortgage Loan” and, together with the Revolver and the Term Loan, the “Credit Facilities”) in respect of certain property located in Ann Arbor, Michigan.

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at March 31, 2017 was 4.25%.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at March 31, 2017 was 4.5%.

The maturity of the Mortgage Loan is March 11, 2021 and maintains an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loan are $5,555 in principal plus accrued interest, with a balloon payment due at the end of month 60. The effective interest rate for the Mortgage Loan at March 31, 2017 was 4.5%.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at March 31, 2017.

The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.

We used available funds in the three months ended March 31, 2017 primarily for working capital needs, including the payment of severance for our former Chief Executive Officer, and investment in fixed assets. We purchased approximately $630,000 of fixed assets during the three months ended March 31, 2017. Our net fixed assets amounted to $6.2 million at quarter end.

Net cash provided by operating activities for the three months ended March 31, 2017 was $75,000. Net cash provided by operating activities for the three months ended March 31, 2016 was $3.7 million, representing a net change year over year of $3.6 million. This difference was due primarily to the payment of severance to our former Chief Executive Officer in the first quarter of 2017 and comparatively lower accounts receivable collections in the first quarter of 2017 as compared to the first quarter of 2016, as well as working capital performance.

Net cash used in investing activities for the three months ended March 31, 2017 was $684,000. Net cash used in investing activities for the three months ended March 31, 2016 was $408,000, representing a year over year change of $276,000. This difference was due primarily to additional purchases of property and equipment of $225,000.

Net cash provided by (used in) financing activities for the three months ended March 31, 2017 and 2016 was $2.6 million and ($2.0) million, representing a net change of $4.6 million. The increase in 2017 was due primarily to a comparative increase in the line of credit of $2.0 million partially offset by principal payments on long-term debt of $300,000 in 2017 as compared to cash used in 2016 in the refinancing of our long-term debt of $5.9 million offset by cash provided by the issuance of stock of $3.0 million.

As of March 31, 2017, we had approximately $5.8 million in short-term bank debt under our credit facility and $10.3 million in long-term loans outstanding. This is in comparison to December 31, 2016, when we had $3.0 million in short-term bank debt under our credit facility and $10.5 million in long-term debt outstanding.

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

Foreign Currency Exchange Rate Risk

Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant gains and losses in 2017. Certain of our research, development and production activities are carried out by our Israeli subsidiary, Epsilor-EFL, at its facility in Beit Shemesh, and accordingly we have sales and expenses in NIS. Additionally, our Epsilor-EFL subsidiary operates primarily in NIS. However, the majority of our sales are made outside Israel in U.S. dollars, and a substantial portion of our costs are incurred in U.S. dollars. Therefore, our functional currency is the U.S. dollar.

While we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, which could have an adverse effect on the revenues that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

ITEM 4.          CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of our acting Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our acting Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:          May 9, 2017

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	Executive Vice President and acting CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)