Form 10-Q
period 2017-06-30
AROTECH CORP
filed 2017-08-09
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2017.

Commission file number: 0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of August 5, 2017 was 26,427,586.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.         FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,099,402	$7,130,983
Restricted collateral deposits	295,832	268,980
Trade receivables	15,431,615	16,821,737
Unbilled receivables	10,053,686	10,981,577
Other accounts receivable and prepaid expenses	2,701,332	2,156,896
Inventories	10,709,647	10,318,021
Total current assets	44,291,514	47,678,194
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,500,109	3,177,238
Other long term receivables	108,374	56,662
Property and equipment, net	8,335,773	5,915,240
Other intangible assets, net	5,732,060	6,823,346
Goodwill	46,083,315	45,489,517
Long term assets of discontinued operations	270,139	270,139
Total long term assets	64,029,770	61,732,142
Total assets	$108,321,284	$109,410,336

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,441,883	$4,362,804
Other accounts payable and accrued expenses	4,778,372	5,597,558
Current portion of long term debt	2,252,741	1,828,840
Short term bank credit	3,830,875	2,973,032
Severance payable	–	2,577,472
Deferred revenues	4,945,282	6,421,271
Total current liabilities	20,249,153	23,760,977
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,441,206	3,891,710
Long term portion of debt	9,706,879	8,703,736
Deferred income tax liability	8,325,397	7,868,125
Other long term liabilities	97,437	100,742
Total long-term liabilities	22,570,919	20,564,313
Total liabilities	42,820,072	44,325,290
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2017 and December 31, 2016; Issued and outstanding: 26,427,586 shares and 26,438,234 shares as of June 30, 2017 and December 31, 2016, respectively	264,276	264,382
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2017 and December 31, 2016; No shares issued or outstanding as of June 30, 2017 and December 31, 2016	–	–
Additional paid-in capital	250,598,045	250,405,012
Accumulated deficit	(186,765,828)	(185,402,893)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,312,773	726,599
Total stockholders’ equity	65,501,212	65,085,046
Total liabilities and stockholders’ equity	$108,321,284	$109,410,336

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2017	2016	2017	2016
Revenues	$43,796,138	$47,186,358	$21,448,693	$21,779,877

Cost of revenues	31,333,994	32,496,895	15,466,496	14,784,721
Research and development expenses	1,759,850	1,615,117	764,416	779,035
Selling and marketing expenses	3,967,444	3,454,454	1,971,477	1,799,588
General and administrative expenses	5,856,588	8,026,787	2,839,370	3,734,374
Amortization of intangible assets	1,219,653	1,466,640	521,660	698,637
Total operating costs and expenses	44,137,529	47,059,893	21,563,419	21,796,355

Operating income (loss)	(341,391)	126,465	(114,726)	(16,478)

Other income, net	10,260	46,432	(1,894)	20,395
Financial expense, net	(549,044)	(541,854)	(215,187)	(204,196)
Total other expense	(538,784)	(495,422)	(217,081)	(183,801)
Loss from continuing operations before income tax expense	(880,175)	(368,957)	(331,807)	(200,279)

Income tax expense	482,760	582,280	262,820	368,827
Loss from continuing operations	(1,362,935)	(951,237)	(594,627)	(569,106)
Loss from discontinued operations	–	(492,485)	–	(230,839)
Net loss	(1,362,935)	(1,443,722)	(594,627)	(799,945)

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	1,586,174	62,055	671,142	(298,043)
Comprehensive income (loss)	$223,239	$(1,381,667)	$76,515	$(1,097,988)

Loss per share of common stock:
Basic – continuing operations	$(0.05)	$(0.04)	$(0.02)	$(0.02)
Basic – discontinued operations	$–	$(0.02)	$–	$(0.01)
Basic net loss per share	$(0.05)	$(0.06)	$(0.02)	$(0.03)

Diluted – continuing operations	$(0.05)	$(0.04)	$(0.02)	$(0.02)
Diluted – discontinued operations	$–	$(0.02)	$–	$(0.01)
Diluted net loss per share	$(0.05)	$(0.06)	$(0.02)	$(0.03)

Weighted average number of shares used in computing basic net loss per share	26,193,509	25,365,756	26,216,775	25,383,440
Weighted average number of shares used in computing diluted net loss per share	26,193,509	25,365,756	26,216,775	25,383,440

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(1,362,935)	$(1,443,722)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	862,555	868,026
Amortization of intangible assets	1,219,653	1,466,640
Stock based compensation	192,926	648,487
Deferred tax provision	457,272	379,289
Changes in operating assets and liabilities:
Trade receivables	1,922,996	1,279,533
Unbilled receivables	954,274	4,151,347
Other accounts receivable and prepaid expenses	(506,040)	(1,064,293)
Inventories	20,873	(18,417)
Severance pay, net	(1,954,264)	112,116
Trade payables	194,400	(2,820,561)
Other accounts payable and accrued expenses	(676,302)	(163,487)
Deferred revenues	(1,475,989)	(1,133,853)
Net cash provided by (used in) operating activities	(150,581)	2,261,105
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted collateral deposits	–	25,813
Purchase of property and equipment	(3,155,303)	(803,444)
Additions to capitalized software	(128,367)	(27,951)
Net cash used in investing activities	$(3,283,670)	$(805,582)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	$2,150,000	$11,000,000
Repayment of long term debt	(701,211)	(16,175,141)
Proceeds from the issuance of common stock	–	2,952,999
Change in short term bank credit	857,843	266,083
Net cash provided by (used in) financing activities	2,306,632	(1,956,059)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,127,619)	(500,536)
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	(903,962)	(211,332)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	7,130,983	10,608,420
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$5,099,402	$9,896,552
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$339,058	$381,609
Taxes paid on income during the period	$112,822	$60,331

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:         BASIS OF PRESENTATION

a.         Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) is a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and mobile power systems for the military, commercial and medical markets. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with a location in Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) in Dimona, Israel (in Israel’s Negev desert area) and Sderot, Israel (near the Gaza Strip) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

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

The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the six months ended June 30, 2016 was $475,565 and $152,972, respectively. There was no impact on the consolidated statements of cash flows for the six months ended June 30, 2017.

The assets of the Flow Battery segment consist of property and equipment and are classified as held for sale. The carrying value of the assets as of June 30, 2017 and December 31, 2016, is $270,139.

Unless otherwise indicated, discontinued operations are not included in the reported results. The Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

c.         Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2017, its operating results for the six and three-month periods ended June 30, 2017 and 2016, and its cash flows for the six-month periods ended June 30, 2017 and 2016.

The results of operations for the six and three months ended June 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2017.

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

In December 2016, the Company and its former Chief Executive Officer (“former Executive”) agreed to terms whereby the Company and its former Executive agreed to early termination of the former Executive’s employment agreement. As of December 31, 2016, the amount due to the estate of the former Executive was approximately $2.6 million. The Company paid approximately $1.8 million to the estate of the former Executive in March 2017. The remainder of $800,000 payable to the local taxing authorities was remitted in April 2017.

h.         Accounting for stock-based compensation:

For the three months ended June 30, 2017 and 2016 the compensation expense recorded related to restricted stock units and restricted shares was $86,093 and $156,680, respectively. For the six months ended June 30, 2017 and 2016 the compensation expense recorded related to restricted stock units and restricted shares was $192,926 and $273,486, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of June 30, 2017 was $366,614. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. As the Company is in a net operating loss position, the Company has recorded a full valuation allowance on the deferred tax impact of its stock based compensation.

On February 2, 2016, the Company and an investor (the “Investor”) entered into a Stock Purchase Agreement (the “Investment Agreement”) providing for the sale to the Investor of a total of 1,500,000 shares of the Company’s common stock at a price valued at $1.99 per share. As the Investor was also given the right to nominate a member of the Board of Directors pursuant to the terms of the Investment Agreement, and the shares were issued at a discount to the then market price, this resulted in additional stock compensation expense in the first six months of 2016 of $375,000.

i.         Basic and diluted net income per share:

Basic net income per share is computed based on the weighted average number of shares of common stock and participating securities outstanding during each year. Diluted net income per share includes the dilutive effect of additional potential common stock issuable under our share-based compensation plans, using the “treasury stock” method. Unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted net income per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted net loss per share. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net loss per share for the three and six month periods ended June 30, 2017 and 2016, were none and 602,740, respectively.

NOTE 2:         FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2017, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 3:         INVENTORIES

Inventories are stated at net realizable value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in the Training and Simulation Division increased $343,000 from December 31, 2016 to June 30, 2017 and increased $49,000 in the Power Systems Division in that same time period:

	June 30, 2017	December 31, 2016
	(Unaudited)
Raw and packaging materials	$8,951,309	$8,512,006
Work in progress	1,175,420	917,582
Finished products	582,918	888,433
Total:	$10,709,647	$10,318,021

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

b.         The following is information about reported segment revenues, income (losses) from continuing operations, and total assets as of and for the periods ended June 30, 2017 and 2016:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Six months ended June 30, 2017
Revenues from outside customers	$20,543,003	$23,253,135	$–	$43,796,138
Depreciation, amortization and impairment expenses(1)	(548,125)	(1,531,811)	(2,272)	(2,082,208)
Direct expenses(2)	(18,050,604)	(22,155,430)	(1,839,027)	(42,045,061)
Segment operating income (loss)	$1,944,274	$(434,106)	$(1,841,299)	$(331,131)
Financial income (expense)	(37,270)	(177,748)	(334,026)	(549,044)
Income tax expense	(70,000)	44,512	(457,272)	(482,760)
Income (loss) from continuing operations	$1,837,004	$(567,342)	$(2,632,597)	$(1,362,935)
Segment assets(3) (4)	$45,133,954	$59,898,807	$3,288,523	$108,321,284
Additions to long-lived assets	$2,356,724	$926,946	$–	$3,283,670
Six months ended June 30, 2016
Revenues from outside customers	$24,647,137	$22,539,221	$–	$47,186,358
Depreciation, amortization and impairment expenses(1)	(549,027)	(1,775,382)	(10,257)	(2,334,666)
Direct expenses(2)	(20,422,716)	(20,765,715)	(3,490,364)	(44,678,795)
Segment operating income (loss)	$3,675,394	$(1,876)	$(3,500,621)	$172,897
Financial income (expense)	(14,811)	(35,027)	(492,016)	(541,854)
Income tax expense	(93,630)	(109,361)	(379,289)	(582,280)
Income (loss) from continuing operations	$3,566,953	$(146,264)	$(4,371,926)	$(951,237)
Segment assets(3) (4)	$43,752,823	$59,158,134	$8,450,523	$111,361,480
Additions to long-lived assets	$165,066	$666,329	$–	$831,395
Three months ended June 30, 2017
Revenues from outside customers	$10,191,814	$11,256,879	$–	$21,448,693
Depreciation, amortization and impairment expenses(1)	(277,461)	(686,100)	(1,184)	(964,745)
Direct expenses(2)	(8,672,907)	(11,064,098)	(863,563)	(20,600,568)
Segment operating income (loss)	$1,241,446	$(493,319)	$(864,747)	$(116,620)
Financial income (expense)	(24,602)	(27,601)	(162,984)	(215,187)
Income tax expense	(35,000)	816	(228,636)	(262,820)
Income (loss) from continuing operations	$1,181,844	$(520,104)	$(1,256,367)	$(594,627)
Three months ended June 30, 2016
Revenues from outside customers	$11,346,295	$10,433,582	$–	$21,779,877
Depreciation, amortization and impairment expenses(1)	(276,367)	(874,491)	(8,770)	(1,159,628)
Direct expenses(2)	(9,494,982)	(9,664,106)	(1,457,244)	(20,616,332)
Segment operating income (loss)	$1,574,946	$(105,015)	$(1,466,014)	$3,917
Financial income (expense)	(3,750)	(5,973)	(194,473)	(204,196)
Income tax expense	(30,830)	(109,361)	(228,636)	(368,827)
Income (loss) from continuing operations	$1,540,366	$(220,349)	$(1,889,123)	$(569,106)

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,641 and $21,647,674, respectively, as of June 30, 2017 and $24,435,641 and $21,052,329, respectively, as of June 30, 2016.

(4)	Cash balances previously reporting in the Training and Simulation Division in 2016 are now reported in Corporate in 2017.

NOTE 5:         BANK FINANCING

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,358,000 Mortgage Loan (“Term Loan B”) and (iv) a $1,730,895 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at June 30, 2017 was 4.25%. The balance at June 30, 2017 and December 31, 2016 was $3.8 million and $3.0 million, respectively.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at June 30, 2017 was 4.5%. The balance at June 30, 2017 and December 31, 2016 was $8.7 million and $9.3 million, respectively.

During the quarter ended June 30, 2017, the Company purchased land and a building previously leased by our Training and Simulation Division in Ann Arbor, Michigan.  As a result, the Company now maintains two Mortgage Loans (“Term Loans B and C”).  The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at June 30, 2017 was 4.5%. The balance of both loans at June 30, 2017 and December 31, 2016 was $3.1 million and $967,000, respectively.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at June 30, 2017.

The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.

NOTE 6:         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) Topic 606. The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. The Company has formed a task force to review material contracts from our respective business segments. The task force is currently evaluating those contracts to determine the impact on the Company’s consolidated financial position or results of operations. The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company expects to adopt the standard on a modified retrospective basis in 2018.

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

In March 2016, the FASB issued ASU No. 2016-09, Compensation – Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting. The new standard introduces targeted amendments intended to simplify the accounting for stock compensation. Among other things, the ASU requires all excess tax benefits and tax deficiencies to be recognized as income tax expense or benefit in the income statement. The amendments are effective for annual periods beginning after December 15, 2016, and interim periods within those annual periods. The adoption of this new standard was not material to the consolidated financial statements.

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

Discontinued Operations

During the quarter ended September 30, 2016, the Board of Directors approved a plan to discontinue the Flow Battery segment. The discontinuance was a strategic shift that had a major effect on the Company’s operations and financial results; therefore, the results of the Flow Battery segment have been reclassified as discontinued operations for all periods presented.

The financial results of the Company are presented as continuing operations in the Consolidated Financial Statements for all periods presented. See Note 1.b. – Asset Held for Sale and Discontinued Operations.  The loss from discontinued operations reported for the six and three month periods ended June 30, 2016 was $492,000 and $231,000, respectively.  The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the six months ended June 30, 2016 was $476,000 and $153,000, respectively. There was no impact on the consolidated statements of income and cash flows for the six months ended June 30, 2017.

The absence of the losses from the Flow Battery segment has improved financial results, liquidity, and loan covenants.

Overview of Pre-Tax Results of Continuing Operations

Through the first six months of 2017 as compared to 2016, our revenues decreased by $3.4 million to $43.8 million. This was principally as a result of revenue contraction in our Simulation Division that is related to the timing of the award of new contracts. For the first six months of 2017, we reported a loss from continuing operations of $1.4 million as compared to loss from continuing operations of $951,000 for the first six months of 2016. Included in the loss from operations in 2016 is incremental stock compensation expense of $375,000 related to a non-recurring issuance of common stock during the first six months of 2016.

Overview of Operating Performance and Backlog

Overall, our pre-tax loss from continuing operations for the six months ended June 30, 2017 was $880,000 on revenues of $43.8 million, compared to pre-tax loss from continuing operations of $369,000 on revenues of $47.2 million during the six months ended June 30, 2016. Our overall backlog at the end of the second quarter of 2017 totaled $61.3 million, compared to $52.0 million at the end of the second quarter of 2016.

In our Training and Simulation Division, revenues for the six months ended June 30, 2017 were $20.5 million, compared to $24.6 million during the six months ended June 30, 2016. As of June 30, 2017, our backlog for our Training and Simulation Division totaled $38.7 million, compared to $21.4 million at the end of the second quarter of 2016.

In our Power Systems Division, revenues for the six months ended June 30, 2017 were $23.3 million, compared to $22.5 million during the six months ended June 30, 2016. As of June 30, 2017, our backlog for our Power Systems Division totaled $22.6 million, compared to $30.6 million at the end of the second quarter of 2016.

The table below details the percentage of total recognized revenue by type of arrangement for the six months ended June 30, 2017 and 2016:

	Six months ended June 30,
Type of Revenue	2017	2016
Sale of products	96.2%	94.7%
Maintenance and support agreements	3.8%	4.8%
Long term research and development contracts	–	0.5%
Total	100.0%	100.0%

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

Results of Operations

Three months ended June 30, 2017 compared to the three months ended June 30, 2016.

Revenues. Revenues totaled $21.4 million during the second quarter of 2017, compared to $21.8 million in the second quarter of 2016, a decrease of $400,000, or 1.5%. In the second quarter of 2017, revenues were $10.2 million for the Training and Simulation Division, compared to $11.3 million in the second quarter of 2016, a decrease of $1.1 million, or 10.2% due primarily to lower revenue in our Vehicle Simulation product area; and $11.3 million for the Power Systems Division, compared to $10.4 million in the second quarter of 2016, an increase of $895,000, or 7.9%, due primarily to growth in both the Israel and U.S. operations of our Power Systems Division.

Cost of revenues. Cost of revenues totaled $15.5 million during the second quarter of 2017, compared to $14.8 million in the second quarter of 2016, an increase of $682,000 or 4.6%, due primarily to an increase in project-related investments within our Power Systems Division.  Cost of revenues were $5.5 million for the Training and Simulation Division, compared to $6.6 million in the second quarter of 2016, a decrease of $1.1 million, or 16.5%, due primarily to lower costs associated with lower revenues; and $9.9 million for the Power Systems Division, compared to $8.2 million in the second quarter of 2016, an increase of $1.7, or 21.7%, due primarily to higher revenues by the Epsilor-EFL operations of our Power Division and an increase in project-related investments in our U.S. operations of our Power Systems Division.

Research and development expenses. Research and development expenses totaled $764,000 during the second quarter of 2017, compared to $779,000 for the second quarter of 2016, a decrease of $15,000, or 1.9%.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2017 were $2.0 million, compared to $1.8 million in the second quarter of 2016, an increase of $172,000, or 9.6%, due primarily to increase selling and marketing efforts in our Vehicle Simulation product area as well as increased efforts in our Use-of-Force product areas.

General and administrative expenses. General and administrative expenses for the second quarter of 2017 were $2.8 million, compared to $3.7 million in the second quarter of 2016, a decrease of $895,000, or 24%, due primarily to lower salaries resulting from the separation of the former Chairman of the Board of Directors and the former Chief Executive Officer, as well as lower performance-based bonuses recognized in the second quarter of 2017.

Amortization of intangible assets. Amortization of intangible assets totaled $522,000 in the second quarter of 2017, compared to $699,000 in the second quarter of 2016, a decrease of $177,000, or 25.3%, due primarily to higher amortization expense recognized in 2016 pertaining to shorter lived intangible assets.

Financial expense, net. Financial expense totaled $215,000 in the second quarter of 2017, compared to financial expense of $204,000 in the second quarter of 2016, an increase of $11,000 or 5.4%, primarily due to higher interest expense resulting from higher utilization of our line of credit coupled with an increase in the LIBOR rate.

Income taxes. We recorded $263,000 in tax expense in the second quarter of 2017, compared to $369,000 in tax expense in the second quarter of 2016, a decrease of $106,000, or 28.7%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $229,000 in non-cash expenses in the second quarter of 2017 and 2016, respectively.

Loss from continuing operations. Due to the factors cited above, we went from a loss from continuing operations of $569,000 in the second quarter of 2016 to a loss from continuing operations of $594,000 in the second quarter of 2017, an increase of $25,000.

Six months ended June 30, 2017 compared to the six months ended June 30, 2016.

Revenues. Revenues for the six months ended June 30, 2017 totaled $43.8 million, compared to $47.2 million in the comparable period in 2016, a decrease of $3.4 million, or 7.2%. In the first six months of 2017, revenues were $20.5 million for the Training and Simulation Division, compared to $24.7 million in the first six months of 2016, a decrease of $4.2 million, or 16.7% due primarily to lower revenue in our Vehicle Simulation product area; and $23.3 million for the Power Systems Division, compared to $22.5 million in the first six months of 2016, an increase of $800,000, or 3.2%.

Cost of revenues. Cost of revenues totaled $31.3 million during the first six months of 2017, compared to $32.5 million in the first six months of 2016, a decrease of $1.2 million or 3.7%, due primarily to decreased revenue offset by an increase in project related investments of our U.S. operations of our Power Systems Division. Cost of revenues were $11.4 million for the Training and Simulation Division, compared to $14.6 million in the first six months of 2016, a decrease of $3.2 million, or 22%, due primarily to lower costs associated with lower revenues; and $19.9 million for the Power Systems Division, compared to $17.9 million in the first six months of 2016, an increase of $2.0 million, or 11.5%, due primarily to an increase in project-related investments within our Power Systems Division.

Research and development expenses. Research and development expenses totaled $1.8 million during the first six months of 2017, compared to $1.6 million for the first six months of 2016, an increase of $200,000, or 9% due primarily to increased development activities in our Vehicle Simulation product area offset by an increase in project-related investment in our U.S. operations of our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2017 were $4.0 million, compared to $3.5 million in the first six months of 2016, an increase of $513,000, or 14.9%, due primarily to increase selling and marketing efforts in our Vehicle Simulation product area as well as increased efforts in our Use-of-Force product areas.

General and administrative expenses. General and administrative expenses for the first six months of 2017 were $5.9 million, compared to $8.0 million in the first six months of 2016, a decrease of $2.1 million, or 27.0%, due primarily to lower stock compensation resulting from a share issuance to a member of the Board of Directors, lower salaries resulting from the separation of the former Chairman of the Board of Directors and the former Chief Executive Officer, and lower performance-based bonuses recognized in the first six months of 2017.

Amortization of intangible assets. Amortization of intangible assets totaled $1.2 million in the first six months of 2017, compared to $1.5 million in the first six months of 2016, a decrease of $300,000, or 16.8%, due primarily to higher amortization expense recognized in 2016 pertaining to shorter lived intangible assets.

Financial expense, net. Financial expense totaled $549,000 in the first six months of 2017, compared to financial expense of $542,000 in the first six months of 2016, an increase of $7,000, or 1.3%, primarily due to higher interest expense resulting from higher utilization of our line of credit coupled with an increase in the LIBOR rate.

Income taxes. We recorded $483,000 in tax expense in the first six months of 2017, compared to $582,000 in tax expense in the first six months of 2016, a decrease of $99,000, or 17.1%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $457,000 and $379,000 in non-cash expenses in the first six months of 2017 and 2016, respectively.

Loss from continuing operations. Due to the factors cited above, we went from a loss from continuing operations of $950,000 in the first six months of 2016 to a loss from continuing operations of $1.4 million in the first six months of 2017, an increase of $450,000.

Liquidity and Capital Resources

As of June 30, 2017, we had $5.1 million in cash and $296,000 in restricted collateral deposits, as compared to December 31, 2016, when we had $7.1 million in cash and $269,000 in restricted collateral deposits. We also had $6.3 million in available, unused bank lines of credit with our main bank as of June 30, 2017, under a $15.0 million credit facility.

We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,358,000 Mortgage Loan (“Term Loan B”) and (iv) a $1,730,895 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at June 30, 2017 was 4.25%.

The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at June 30, 2017 was 4.5%.

During the quarter ended June 30, 2017, we purchased land and a building previously leased by our Training and Simulation Division in Ann Arbor, Michigan for $2.1 million.  As a result, we now have two Mortgage Loans (“Term Loans B and C”).  The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at June 30, 2017 was 4.5%.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at June 30, 2017.

The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.

We used available funds in the six months ended June 30, 2017 primarily for working capital needs, including the $2.6 million severance payment to our former Chief Executive Officer, and investment in fixed assets. We purchased the land and building referred to above for $2.1 million as well as $1.1 million of fixed assets during the six months ended June 30, 2017. Our net fixed assets amounted to $8.3 million at quarter end.

Net cash used in operating activities for the six months ended June 30, 2017 was $(150,000). Net cash provided by operating activities for the six months ended June 30, 2016 was $2.3 million, representing a net change year over year of $2.5 million. This difference was due primarily to the payment of severance to our former Chief Executive Officer in the first quarter of 2017 as well as working capital performance.

Net cash used in investing activities for the six months ended June 30, 2017 was $3.3 million. Net cash used in investing activities for the six months ended June 30, 2016 was $800,000, representing a year over year change of $2.5 million. This difference was due primarily to the $2.1 million building purchase and investments in fixed assets referred to above.

Net cash provided by (used in) financing activities for the six months ended June 30, 2017 and 2016 was $2.3 million and $(2.0) million, representing a net change of $4.3 million. In 2016, we refinanced our long-term debt resulting in a payment of $5.2 million as well as obtained an investment from a member of our Board of Directors of $3.0 million.  In 2017, we obtained financing of $2.2 million for the building purchase, paid long-term debt of $700,000 and increased the utilization on our line of credit by $600,000.

As of June 30, 2017, we had approximately $3.8 million in short-term bank debt under our credit facility and $12.0 million in long-term loans outstanding. This is in comparison to December 31, 2016, when we had $3.0 million in short-term bank debt under our credit facility and $10.5 million in long-term debt outstanding.

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

Foreign Currency Exchange Rate Risk

We consider the United States dollar (U.S. dollar) to be the currency of the primary economic environment in which our U.S. subsidiaries operate and have adopted the U.S. dollar as the functional currency for these businesses.  Since a significant part of our sales and expenses are denominated in U.S. dollars, we have experienced only minor foreign exchange gains and losses to date, and do not expect to incur significant operating gains and losses affecting net income in 2017.

The majority of financial transactions of our Israel-based subsidiary, Epsilor-EFL (“Epsilor”), are in New Israeli Shekels (“NIS”) and a substantial portion of Epsilor’s costs are incurred in NIS.  Therefore, we have adopted the NIS as the functional currency of Epsilor.  Accordingly, the financial statements of Epsilor have been translated into United States dollars.  The effect of this translation is reported as a component of accumulated other comprehensive income in stockholders’ equity.  Depending upon the prevailing exchange rate, this translation can be significant.

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

Dated:         August 9, 2017

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	Executive Vice President and acting CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)