Form 10-Q
period 2017-09-30
AROTECH CORP
filed 2017-11-09
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2017.

Commission file number: 0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of November 3, 2017 was 26,395,048.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.        FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,335,017	$7,130,983
Restricted collateral deposits	327,041	268,980
Trade receivables	13,827,915	16,821,737
Unbilled receivables	15,010,930	10,981,577
Other accounts receivable and prepaid expenses	2,519,266	2,156,896
Inventories	10,060,720	10,318,021
Total current assets	46,080,889	47,678,194
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,581,316	3,177,238
Other long term receivables	146,209	56,662
Property and equipment, net	8,484,577	5,915,240
Other intangible assets, net	5,225,559	6,823,346
Goodwill	46,022,141	45,489,517
Long term assets of discontinued operations	270,139	270,139
Total long term assets	63,729,941	61,732,142
Total assets	$109,810,830	$109,410,336

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,095,039	$4,362,804
Other accounts payable and accrued expenses	5,243,990	5,597,558
Current portion of long term debt	2,248,417	1,828,840
Short term bank credit	3,077,959	2,973,032
Severance payable	–	2,577,472
Deferred revenues	4,590,088	6,421,271
Total current liabilities	21,255,493	23,760,977
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,530,550	3,891,710
Long term portion of debt	9,131,490	8,703,736
Deferred income tax liability	8,554,033	7,868,125
Other long term liabilities	99,782	100,742
Total long-term liabilities	22,315,855	20,564,313
Total liabilities	43,571,348	44,325,290
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2017 and December 31, 2016; Issued and outstanding: 26,395,048 shares and 26,438,234 shares as of September 30, 2017 and December 31, 2016, respectively	263,951	264,382
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2017 and December 31, 2016; No shares issued or outstanding as of September 30, 2017 and December 31, 2016	–	–
Additional paid-in capital	250,714,497	250,405,012
Accumulated deficit	(185,977,610)	(185,402,893)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,146,698	726,599
Total stockholders’ equity	66,239,482	65,085,046
Total liabilities and stockholders’ equity	$109,810,830	$109,410,336

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2017	2016	2017	2016
Revenues	$69,726,579	$71,486,478	$25,930,441	$24,300,120

Cost of revenues	50,007,949	48,933,171	18,673,955	16,436,276
Research and development expenses	2,791,519	2,367,964	1,031,669	752,847
Selling and marketing expenses	5,674,653	4,913,076	1,707,209	1,458,622
General and administrative expenses	8,588,759	11,149,640	2,732,171	3,122,853
Amortization of intangible assets	1,728,956	2,164,937	509,303	698,297
Total operating costs and expenses	68,791,836	69,528,788	24,654,307	22,468,895

Operating income	934,743	1,957,690	1,276,134	1,831,225

Other income (expense), net	(13,498)	49,913	(23,758)	3,481
Financial expense, net	(749,967)	(769,328)	(200,923)	(227,474)
Total other expense	(763,465)	(719,415)	(224,681)	(223,993)
Income from continuing operations before income tax expense	171,278	1,238,275	1,051,453	1,607,232

Income tax expense	745,995	684,272	263,235	101,992
Income (loss) from continuing operations	(574,717)	554,003	788,218	1,505,240
Loss from discontinued operations	–	(1,361,787)	–	(869,302)
Net income (loss)	(574,717)	(807,784)	788,218	635,938

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	1,420,099	406,892	(166,075)	344,837
Comprehensive income (loss)	$845,382	$(400,892)	$622,143	$980,775

Income (loss) per share of common stock:
Basic – continuing operations	$(0.02)	$0.02	$0.03	$0.06
Basic – discontinued operations	$–	$(0.05)	$–	$(0.04)
Basic net income (loss) per share	$(0.02)	$(0.03)	$0.03	$0.02

Diluted – continuing operations	$(0.02)	$0.02	$0.03	$0.06
Diluted – discontinued operations	$–	$(0.05)	$–	$(0.04)
Diluted net income (loss) per share	$(0.02)	$(0.03)	$0.03	$0.02

Weighted average number of shares used in computing basic net income (loss) per share	26,202,386	25,410,494	26,394,613	26,215,049
Weighted average number of shares used in computing diluted net income (loss) per share	26,202,386	25,410,494	26,394,613	26,215,049

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(574,717)	$(807,784)
Adjustments required to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	1,277,985	1,322,595
Amortization of intangible assets	1,728,956	2,164,937
Stock based compensation	309,053	785,738
Deferred tax provision	685,908	607,925
Changes in operating assets and liabilities:
Trade receivables	3,416,571	372,779
Unbilled receivables	(4,008,309)	433,010
Other accounts receivable and prepaid expenses	(391,646)	(1,420,274)
Inventories	620,751	(819,411)
Severance pay, net	(1,981,943)	436,682
Trade payables	1,815,709	(1,166,222)
Other accounts payable and accrued expenses	(223,856)	(341,418)
Deferred revenues	(1,831,183)	(1,071,511)
Net cash provided by operating activities	843,279	497,046
CASH FLOWS FROM INVESTING ACTIVITIES:
Decrease in restricted collateral deposits	(33,398)	(139,192)
Purchase of property and equipment	(3,733,323)	(1,108,356)
Additions to capitalized software	(131,169)	(27,951)
Net cash used in investing activities	$(3,897,890)	$(1,275,499)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2017	2016
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	$2,150,000	$11,000,000
Repayment of long term debt	(1,284,278)	(16,380,225)
Proceeds from the issuance of common stock	–	2,952,999
Change in short term bank credit	104,927	3,349,208
Net cash provided by financing activities	970,649	921,982
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(2,083,962)	143,529
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	(712,004)	(429,371)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	7,130,983	10,608,420
CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,335,017	$10,322,578
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$531,210	$574,547
Taxes paid on income during the period	$152,444	$111,441

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

The amounts presented in the consolidated statements of comprehensive income as discontinued operations represent research and development and general and administrative expenses. As the Flow Battery segment was reported within the Epsilor-EFL legal entity and the legal entity has tax net operating loss carryforwards for which the Company has recorded a valuation allowance, there is no tax impact.

The impact of the discontinued operations on operating and investing activities within the consolidated statement of cash flows for the nine months ended September 30, 2016 was $511,366 and $11,186, respectively. There was no impact on the consolidated statement of cash flows for the nine months ended September 30, 2017.

The assets of the Flow Battery segment consist of property and equipment and are classified as held for sale. The carrying value of the assets as of September 30, 2017 and December 31, 2016, is $270,139.

Unless otherwise indicated, discontinued operations are not included in the reported results. The Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

c.        Basis of presentation:

The accompanying interim condensed consolidated financial statements have been prepared by Arotech Corporation in accordance with generally accepted accounting principles for interim financial information, with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Certain information and footnote disclosures, normally included in complete financial statements prepared in accordance with generally accepted accounting principles, have been condensed or omitted. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2017, its operating results for the nine and three-month periods ended September 30, 2017 and 2016, and its cash flows for the nine-month periods ended September 30, 2017 and 2016.

The results of operations for the nine and three months ended September 30, 2017 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2017.

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

e.        Reclassification:

Certain comparative data in these financial statements may have been reclassified to conform to the current year’s presentation.  The resulting reclassifications have not resulted in a change to total assets, net income, or stockholders’ equity.

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

h.        Accounting for stock-based compensation:

For the three months ended September 30, 2017 and 2016 the compensation expense recorded related to restricted stock units and restricted shares was $116,127 and $137,252, respectively. For the nine months ended September 30, 2017 and 2016 the compensation expense recorded related to restricted stock units and restricted shares was $309,053 and $410,738, respectively. The remaining total compensation cost related to share awards not yet recognized in the income statement as of September 30, 2017 was $250,946. The weighted average period over which this compensation cost is expected to be recognized is approximately one and one-half years. As the Company is in a net operating loss position, the Company has recorded a full valuation allowance on the deferred tax impact of its stock based compensation.

On February 2, 2016, the Company and an investor (the “Investor”) entered into a Stock Purchase Agreement (the “Investment Agreement”) providing for the sale to the Investor of a total of 1,500,000 shares of the Company’s common stock at a price valued at $1.99 per share. As the Investor was also given the right to nominate a member of the Board of Directors pursuant to the terms of the Investment Agreement, and the shares were issued at a discount to the then-market price, this resulted in additional stock compensation expense in the first nine months of 2016 of $375,000.

i.        Basic and diluted net income per share:

Basic net income per share is computed based on the weighted average number of shares of common stock and participating securities outstanding during each year. Diluted net income per share includes the dilutive effect of additional potential common stock issuable under our share-based compensation plans, using the “treasury stock” method. Unvested restricted stock issued to our employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted net income per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted net loss per share. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net loss per share for the three and nine month periods ended September 30, 2017 and 2016, were none and 172,793; and none and 715,325, respectively.

NOTE 2:         FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2017 and December 31, 2016, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2017, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 3:         INVENTORIES

Inventories are stated at net realizable value. Cost is determined using the average cost method or the FIFO method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume. Based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. Inventory write-offs are provided to cover risks arising from slow-moving items, technological obsolescence, excess inventories, and for market prices lower than cost. Inventories in the Training and Simulation Division decreased $147,000 from December 31, 2016 to September 30, 2017 and decreased $110,000 in the Power Systems Division in that same time period:

	September 30, 2017	December 31, 2016
	(Unaudited)
Raw and packaging materials	$8,031,884	$8,512,006
Work in progress	1,322,200	917,582
Finished products	706,636	888,433
Total:	$10,060,720	$10,318,021

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

b.        The following is information about reported segment revenues, income (losses) from continuing operations, and total assets as of and for the periods ended September 30, 2017 and 2016:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Nine months ended September 30, 2017
Revenues from outside customers	$35,139,969	$34,586,610	$–	$69,726,579
Depreciation and amortization expense(1)	(772,736)	(2,230,750)	(3,455)	(3,006,941)
Direct expenses(2)	(29,723,546)	(33,425,392)	(2,649,455)	(65,798,393)
Segment operating income (loss)	$4,643,687	$(1,069,532)	$(2,652,910)	$921,245
Financial income (expense)	(77,975)	(170,381)	(501,611)	(749,967)
Income tax expense	(105,000)	44,913	(685,908)	(745,995)
Income (loss) from continuing operations	$4,460,712	$(1,195,000)	$(3,840,429)	$(574,717)
Segment assets(3)	$48,550,296	$57,675,628	$3,314,767	$109,540,691
Additions to long-lived assets	$2,454,099	$1,410,393	$–	$3,864,492
Nine months ended September 30, 2016
Revenues from outside customers	$36,519,124	$34,967,354	$–	$71,486,478
Depreciation and amortization expense(1)	(825,178)	(2,649,545)	(12,809)	(3,487,532)
Direct expenses(2)	(29,218,054)	(32,217,155)	(4,556,134)	(65,991,343)
Segment operating income (loss)	$6,475,892	$100,654	$(4,568,943)	$2,007,603
Financial income (expense)	(29,593)	(58,858)	(680,877)	(769,328)
Income tax expense	51,285	(127,632)	(607,925)	(684,272)
Income (loss) from continuing operations	$6,497,584	$(85,836)	$(5,857,745)	$554,003
Segment assets(3)	$46,650,797	$61,131,101	$8,681,031	$116,462,929
Additions to long-lived assets	$236,866	$668,854	$–	$905,720
Three months ended September 30, 2017
Revenues from outside customers	$14,596,967	$11,333,474	$–	$25,930,441
Depreciation and amortization expense(1)	(224,611)	(698,939)	(1,183)	(924,733)
Direct expenses(2)	(11,672,943)	(11,269,961)	(810,428)	(23,753,332)
Segment operating income (loss)	$2,699,413	$(635,426)	$(811,611)	$1,252,376
Financial income (expense)	(40,706)	7,367	(167,584)	(200,923)
Income tax expense	(35,000)	401	(228,636)	(263,235)
Income (loss) from continuing operations	$2,623,707	$(627,658)	$(1,207,831)	$788,218
Three months ended September 30, 2016
Revenues from outside customers	$11,871,987	$12,428,133	$–	$24,300,120
Depreciation and amortization expense(1)	(276,151)	(874,163)	(2,552)	(1,152,866)
Direct expenses(2)	(8,795,338)	(11,451,439)	(1,065,771)	(21,312,548)
Segment operating income (loss)	$2,800,498	$102,531	$(1,068,323)	$1,834,706
Financial income (expense)	(14,782)	(23,830)	(188,862)	(227,474)
Income tax expense	144,915	(18,271)	(228,636)	(101,992)
Income (loss) from continuing operations	$2,930,631	$60,430	$(1,485,821)	$1,505,240

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,641 and $21,586,500, respectively, as of September 30, 2017 and $24,435,641 and $21,191,580, respectively, as of September 30, 2016.

NOTE 5:         BANK FINANCING

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,358,000 Mortgage Loan (“Term Loan B”) and (iv) a $1,730,895 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at September 30, 2017 was 4.75%. The balance at September 30, 2017 and December 31, 2016 was $3.1 million and $3.0 million, respectively.

The maturity of the Term Loan is March 11, 2021. The Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of the Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at September 30, 2017 was 4.75%. The balance at September 30, 2017 and December 31, 2016 was $8.2 million and $9.3 million, respectively.

During the quarter ended June 30, 2017, the Company purchased land and a building, previously leased by our Training and Simulation Division, in Ann Arbor, Michigan. As a result, the Company now maintains two Mortgage Loans (“Term Loans B and C”). The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at September 30, 2017 was 5.0%. The balance of both loans at September 30, 2017 and December 31, 2016 was $3.0 million and $967,000, respectively.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at September 30, 2017.

The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.

NOTE 6:         IMPACT OF RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) 606. The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.  The Company’s task force has identified significant contracts with customers and the promised goods and/or services associated with the revenue streams for each segment.   The Company is evaluating the distinct performance obligations and the pattern of revenue recognition of these significant contracts in advance of the implementation of the standard.  It is also determining the impact of adopting the standard on its control framework and may require changes to its system and other controls process. The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company will adopt the standard on a modified retrospective basis in 2018.

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

The financial results of the Company are presented as continuing operations in the Consolidated Financial Statements for all periods presented. See Note 1.b. – Asset Held for Sale and Discontinued Operations. The loss from discontinued operations reported for the nine and three month periods ended September 30, 2016 was $1.4 million and $869,000, respectively. The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the nine months ended September 30, 2016 was $511,000 and $11,000, respectively. There was no impact on the consolidated statements of income and cash flows for the nine months ended September 30, 2017.

The absence of the losses from the Flow Battery segment has improved financial results, liquidity, and loan covenants.

Overview of Pre-Tax Results of Continuing Operations

Through the first nine months of 2017 as compared to 2016, our revenues decreased by $1.8 million to $69.7 million. This was principally as a result of revenue contraction in our Simulation Division that is related to the timing of the award of new contracts. For the first nine months of 2017, we reported income from continuing operations of $171,000 as compared to income from continuing operations of $1.2 million for the first nine months of 2016. Included in the income from operations in 2016 is incremental stock compensation expense of $375,000 related to a non-recurring issuance of common stock during the first nine months of 2016.

Overview of Operating Performance and Backlog

Overall, our pre-tax income from continuing operations for the nine months ended September 30, 2017 was $171,000 on revenues of $69.7 million, compared to pre-tax income from continuing operations of $1.2 million on revenues of $71.5 million during the nine months ended September 30, 2016. Our overall backlog at the end of the third quarter of 2017 totaled $69.5 million, compared to $55.0 million at the end of the third quarter of 2016.

In our Training and Simulation Division, revenues for the nine months ended September 30, 2017 were $35.1 million, compared to $36.5 million during the nine months ended September 30, 2016. As of September 30, 2017, our backlog for our Training and Simulation Division totaled $41.5 million, compared to $22.0 million at the end of the third quarter of 2016.

In our Power Systems Division, revenues for the nine months ended September 30, 2017 were $34.6 million, compared to $35.0 million during the nine months ended September 30, 2016. As of September 30, 2017, our backlog for our Power Systems Division totaled $28.0 million, compared to $33.0 million at the end of the third quarter of 2016.

The table below details the percentage of total recognized revenue by type of arrangement for the nine months ended September 30, 2017 and 2016:

	Nine months ended September 30,
Type of Revenue	2017	2016
Sale of products	96.7%	95.3%
Maintenance and support agreements	3.3%	4.4%
Long term research and development contracts	–	0.3%
Total	100.0%	100.0%

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

Results of Operations

Three months ended September 30, 2017 compared to the three months ended September 30, 2016.

Revenues. Revenues totaled $25.9 million during the third quarter of 2017, compared to $24.3 million in the third quarter of 2016, an increase of $1.6 million, or 6.7%. In the third quarter of 2017, revenues were $14.6 million for the Training and Simulation Division, compared to $11.9 million in the third quarter of 2016, an increase of $2.7 million, or 23.0% due primarily to higher revenue in our Use of Force and our Air Warfare Simulation product areas; and $11.3 million for the Power Systems Division, compared to $12.4 million in the third quarter of 2016, a decrease of $1.1 million, or 8.8%, due primarily to lower revenues in the U.S. operations of our Power Systems Division.

Cost of revenues. Cost of revenues totaled $18.7 million during the third quarter of 2017, compared to $16.4 million in the third quarter of 2016, an increase of $2.3 million or 13.6%, due primarily to an increase in revenues in our Training and Simulation Division as well as an increase in project-related investments within our Power Systems Division. Cost of revenues were $8.8 million for the Training and Simulation Division, compared to $6.1 million in the third quarter of 2016, an increase of $2.7 million, or 44.5%, due primarily to higher costs associated with higher revenues; and $9.9 million for the Power Systems Division, compared to $10.4 million in the third quarter of 2016, a decrease of $468,000, or 4.5%, due primarily to lower revenues and increased investment by the U.S. operations of our Power Division.

Research and development expenses. Research and development expenses totaled $1.0 million during the third quarter of 2017, compared to $753,000 for the third quarter of 2016, an increase of $279,000, or 37.0%, due primarily to increased development activities in our Vehicle Simulation product area offset by an increase in project-related investment in our U.S. operations of our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2017 were $1.7 million, compared to $1.5 million in the third quarter of 2016, an increase of $249,000, or 17.0%, due primarily to increase selling and marketing efforts in our domestic and international businesses through increased staffing and other business development activities.

General and administrative expenses. General and administrative expenses for the third quarter of 2017 were $2.7 million, compared to $3.1 million in the third quarter of 2016, a decrease of $391,000, or 12.5%, due primarily to lower salaries resulting from the separation of the former Chief Executive Officer, as well as other measures taken to reduce expenses in third quarter of 2017.

Amortization of intangible assets. Amortization of intangible assets totaled $509,000 in the third quarter of 2017, compared to $698,000 in the third quarter of 2016, a decrease of $189,000, or 27.1%, due primarily to higher amortization expense recognized in 2016 pertaining to shorter lived intangible assets.

Other expense, net. Other expense totaled $225,000 in the third quarter of 2017, compared to other expense of $224,000 in the third quarter of 2016.

Income taxes. We recorded $263,000 in tax expense in the third quarter of 2017, compared to $102,000 in tax expense in the third quarter of 2016, an increase of $161,000.  This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets) of $228,000 in non-cash expenses in the third quarter of 2017 and 2016, respectively.  The 2016 expense amount was offset by income tax benefits recorded in our domestic subsidiaries.

Income from continuing operations. Due to the factors cited above, we went from an income from continuing operations of $1.5 million in the third quarter of 2016 to income from continuing operations of $790,000 in the third quarter of 2017, a decrease of $710,000.

Nine months ended September 30, 2017 compared to the nine months ended September 30, 2016.

Revenues. Revenues for the nine months ended September 30, 2017 totaled $69.7 million, compared to $71.5 million in the comparable period in 2016, a decrease of $1.8 million, or 2.5%. In the first nine months of 2017, revenues were $35.1 million for the Training and Simulation Division, compared to $36.5 million in the first nine months of 2016, a decrease of $1.4 million, or 3.8% due primarily to lower revenue in our Vehicle Simulation product area; and $34.6 million for the Power Systems Division, compared to $35.0 million in the first nine months of 2016, a decrease of $381,000, or 1.1%.

Cost of revenues. Cost of revenues totaled $50.0 million during the first nine months of 2017, compared to $48.9 million in the first nine months of 2016, an increase of $1.1 million, or 2.2%, due primarily to an increase in project related investments of our U.S. operations of our Power Systems Division. Cost of revenues were $20.2 million for the Training and Simulation Division, compared to $20.7 million in the first nine months of 2016, a decrease of $507,000, or 2.5%, due primarily to lower costs associated with lower revenues; and $29.8 million for the Power Systems Division, compared to $28.3 million in the first nine months of 2016, an increase of $1.5 million, or 5.6%, due primarily to an increase in project-related investments within our Power Systems Division.

Research and development expenses. Research and development expenses totaled $2.8 million during the first nine months of 2017, compared to $2.4 million for the first nine months of 2016, an increase of $424,000, or 17.9% due primarily to increased development activities in our Vehicle Simulation product area offset by an increase in project-related investment in our U.S. operations of our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2017 were $5.7 million, compared to $4.9 million in the first nine months of 2016, an increase of $762,000, or 15.5%, due primarily to increase selling and marketing efforts in our Vehicle Simulation product area as well as increased efforts in our Use-of-Force product areas.

General and administrative expenses. General and administrative expenses for the first nine months of 2017 were $8.6 million, compared to $11.1 million in the first nine months of 2016, a decrease of $2.6 million, or 23.0%, due primarily to lower stock compensation resulting from a share issuance to a member of the Board of Directors, lower salaries resulting from the separation of the former Chairman of the Board of Directors and the former Chief Executive Officer, and lower performance-based bonuses recognized in the first nine months of 2017.

Amortization of intangible assets. Amortization of intangible assets totaled $1.7 million in the first nine months of 2017, compared to $2.2 million in the first nine months of 2016, a decrease of $436,000, or 20.1%, due primarily to higher amortization expense recognized in 2016 pertaining to shorter lived intangible assets.

Other expense, net. Other expense totaled $763,000 in the first nine months of 2017, compared to other expense of $719,000 in the first nine months of 2016, an increase of $44,000, or 6.1%.

Income taxes. We recorded $746,000 in tax expense in the first nine months of 2017, compared to $684,000 in tax expense in the first nine months of 2016, an increase of $62,000, or 9.0%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets) which totaled $686,000 and $608,000 in non-cash expenses in the first nine months of 2017 and 2016, respectively.  The 2016 expense amount was offset by income tax benefits recorded in our domestic subsidiaries.

Income (loss) from continuing operations. Due to the factors cited above, we went from an income from continuing operations of $554,000 in the first nine months of 2016 to a loss from continuing operations of $(574,000) in the first nine months of 2017, a decrease of $1.1 million.

Liquidity and Capital Resources

As of September 30, 2017, we had $4.3 million in cash and $327,000 in restricted collateral deposits, as compared to December 31, 2016, when we had $7.1 million in cash and $269,000 in restricted collateral deposits. We also had $8.5 million in available, unused bank lines of credit with our main bank as of September 30, 2017, under a $15.0 million credit facility.

We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,358,000 Mortgage Loan (“Term Loan B”) and (iv) a $1,730,895 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at September 30, 2017 was 4.75%.

The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at September 30, 2017 was 4.75%.

During the quarter ended September 30, 2017, we purchased land and a building previously leased by our Training and Simulation Division in Ann Arbor, Michigan for $2.1 million. As a result, we now have two Mortgage Loans (“Term Loans B and C”). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at September 30, 2017 was 5.0%.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at September 30, 2017.

The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.

We used available funds in the nine months ended September 30, 2017 primarily for working capital needs, including the $2.6 million severance payment to our former Chief Executive Officer, and investment in fixed assets. We purchased the land and building referred to above for $2.2 million as well as $1.6 million of fixed assets during the nine months ended September 30, 2017. Our net fixed assets amounted to $8.5 million at quarter end.

Net cash provided by operating activities for the nine months ended September 30, 2017 was $843,000. Net cash provided by operating activities for the nine months ended September 30, 2016 was $497,000, representing a net change year over year of $346,000. The increase in cash provided by operations is primarily attributable to an increase in cash generated by net operating assets and liabilities of $4.0 million which was partially offset by severance paid to our former Chief Executive Officer in the first quarter of 2017 of $2.6 million as well as a reduction in non-cash expenses of $1.0 million.

Net cash used in investing activities for the nine months ended September 30, 2017 was $3.9 million. Net cash used in investing activities for the nine months ended September 30, 2016 was $1.3 million, representing a year over year change of $2.6 million. This difference was due primarily to the $2.2 million building purchase and investments in fixed assets referred to above.

Net cash provided by financing activities for the nine months ended September 30, 2017 and 2016 was $1.0 million and $900,000, an increase of $100,000. In 2016, we refinanced our long-term debt resulting in a payment of $5.2 million as well as obtained an investment from a member of our Board of Directors of $3.0 million. In 2017, we obtained financing of $2.2 million for the building purchase, paid long-term debt of $1.3 million and increased the utilization on our line of credit by $100,000.

As of September 30, 2017, we had approximately $3.1 million in short-term bank debt under our credit facility and $11.4 million in long-term loans outstanding. This is in comparison to December 31, 2016, when we had $3.0 million in short-term bank debt under our credit facility and $10.5 million in long-term debt outstanding.

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

Dated: November 9, 2017

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	Executive Vice President and acting CEO
(Principal Executive Officer)

By:	/s/ Thomas J. Paup
	Name:	Thomas J. Paup
	Title:	Senior Vice President – Finance and CFO
(Principal Financial Officer)