Form 10-K
period 2017-12-31
AROTECH CORP
filed 2018-03-15
CIK 916529

UNITED STATES SECURITIES AND EXCHANGE COMMISSION Washington, D.C. 20549	OMB APPROVAL
	OMB Number:	3235-0063
	Expires:	August 31, 2020
	Estimated average burden hours per response	1,998.78

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2017.

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

The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2017 was approximately $93,817,930 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).

(Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,452,462 as of 3/14/2018

Documents incorporated by reference: None

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

PART I

ITEM 1.    BUSINESS

General

We are a defense and security company engaged in two business areas: interactive simulation, and mobile power systems.

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

●
Under the trade name MILO Range™, we provide specialized “use-of-force” and judgment skills training systems for police, security personnel and the military to train their personnel in safe, productive, and realistic environments; and

●	Under the trade name Realtime Technologies™ (“Realtime”), we provide consulting and development support for engineering and research simulation solutions.

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

●	We produce water-activated lifejacket lights for commercial aviation and marine applications under our Electric Fuel® nameplate.

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

The offices and facilities of our Power Systems Division are located in Hanahan, South Carolina, and in Israel (in Beit Shemesh, Dimona and Sderot, all of which are within Israel’s pre-1967 borders). Our executive operations are conducted primarily from our principal executive offices in Ann Arbor, Michigan, which is the headquarters of our Training and Simulation Division. The Training and Simulation Division also maintains an office in Oviedo, Florida.

Training and Simulation Division

Our Training and Simulation Division develops, manufactures and markets an extensive array of trainers and simulation based solutions that provide interactive and situational awareness and training for military, law enforcement, commercial, and research customers. Our simulators safely and economically train people, from transit bus/rail operators to public safety personnel to military convoy crews, to respond immediately and appropriately in threatening and dangerous situations while under extreme pressure. Our solutions provide pilots of U.S. fighter aircraft accurate weapon employment information. We provide tools and simulation solutions used in leading edge vehicular research. During 2017, 2016, and 2015, revenues from our Training and Simulation Division were approximately $50.3 million, $46.4 million, and $54.6 million, respectively.

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

Our Vehicle Simulation group focuses on the development and delivery of complete simulation solutions for a wide range of vehicle types and applications– such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles and encompasses both driver training and full crew coordination training. We are the prime contractor for the U.S. Army’s Virtual Clearance Training Suite (“VCTS”) program. VCTS trains route clearance teams on techniques to detect and neutralize improvised explosive devices. In 2017, 2016, and 2015, our Vehicle Simulations group accounted for approximately 27%, 37%, and 40%, respectively, of our Training and Simulation Division’s revenues. In 2017, 2016, and 2015, our Vehicle Simulations group accounted for 14%, 18%, and 23% of our consolidated revenues, respectively.

We believe that we have held a dominant market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.

Air Warfare Simulations

In the area of Air Warfare Simulations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the U.S. Department of Defense (“DoD”) and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and F-35 aircraft. Two of our key Air Warfare Simulations program areas are the Zone Acquisition Program (ZAP™) and our Combat Training System (CTS) weapon simulation solution. ZAP™ provides aircrew with weapon employment information using highly accurate high-speed weapon simulations embedded in the operational flight programs of all US fighter aircraft. CTS provides validated weapon simulations for use on combat training ranges and third party aircraft simulators. In 2017, 2016, and 2015, our Air Warfare Simulations group accounted for 38%, 35%, and 36%, respectively, of our Training and Simulation Division’s revenues. In 2017, 2016, and 2015, the Air Warfare Simulations group accounted for 19%, 18%, and 20% of our consolidated revenues, respectively.

Use-of-Force

We are a leading provider of interactive, multimedia, fully digital use-of-force training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO Range™ (interactive Use-of-Force and firearms training), the MILO Theater™ (an immersive training environment enabling trainees to experience up to 300 degrees of field of regard), and the MILO Response™ (judgement skills training for EMS personnel), using our MILO Range™ trade name. In 2017, 2016, and 2015, our Use-of-Force group accounted for 28%, 20%, and 15%, respectively, of our Training and Simulation Division’s revenues. In 2017, 2016, and 2015, the Use-of-Force group accounted for 14.3%, 9.8%, and 8.4% of our consolidated revenues, respectively.

Warranty

We typically offer a one to two year warranty for most of our products. Additionally, we sell extended warranties to our existing customers. In 2017, 2016, and 2015, warranty revenue accounted for 6%, 8%, and 9%, respectively, of our Training and Simulation Division’s revenues.

Marketing and Customers

We market our Training and Simulation Division products to all branches of the U.S. military, international militaries, federal and local governments, municipal transportation departments, research institutions, private organizations, and public safety groups. Municipalities throughout the U.S. and Mexico are using our vehicle simulators and use-of-force products, and our penetration in Asia, Europe and the Americas continues through the use of commissioned sales agents, regional distributors, and strategic corporate partnerships.

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

Vehicle Simulators

Several potential competitors in this segment are large, diversified defense and aerospace conglomerates, such as L-3 Technologies, Inc. (NYSE: LLL) and Leidos Holdings, Inc. (NYSE: LDOS), who do not focus exclusively on our specific niches. As such, we are able to compete directly with these organizations based on our strength in developing higher quality software solutions or provide service on certain large military contracts through strategic agreements with these organizations. In municipal market applications, we compete against smaller, less sophisticated companies, such as Raydon Corporation and Doron Precision Systems, Inc. Many of our large business competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.

Air Warfare Simulations

Currently, we believe that no significant competitors participate in the markets we serve around our weapon simulation niche. Our 45-year history in this space provides us with a library of resources that would require substantial investment by a competitor to offer a comparable product. The companies that have the potential to compete with us are companies that now subcontract this work to us: Boeing Company (NYSE: BA) (“Boeing”), Raytheon Company (NYSE: RTN) (“Raytheon”), and Lockheed Martin Corporation (NYSE: LMT).

Use of Force

We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer. Cubic Corporation (NYSE: CUB), Meggitt PLC (LSE: MGT), VirTra, Inc. (OTCMKTS: VTSI.PK), Ti Training Corp., and Laser Shot, Inc. are our main competitors in this space.

Power Systems Division

Our Power Systems Division develops and provides sophisticated portable power solutions for diverse applications, including military equipment carried by soldiers, hybrid energy generation/storage in austere environments, power management and power distribution, and clean, stable power for tactical vehicles, unmanned vehicles and medical devices, all of which are designed to complex and demanding customer specifications. During 2017, 2016, and 2015, revenues from our Power Systems Division were approximately $48.5 million, $46.6 million, and $42.0 million, respectively.

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

In addition, we also specialize in core, proprietary engineering capabilities in highly-demanded solution areas, including: (i) hybrid power generation systems, (ii) smart power subsystems for military vehicles and dismounted applications, and (iii) aircraft and missile systems support for cutting-edge weapons and communications technologies. Our unique brand of comprehensive service is highly sought-after by customer agencies such as the Marine Corps Systems Command, Space and Naval Warfare Systems Command (“SPAWAR”), US Army Communications and Electronics Research & Development Command (“CERDEC”) and Tank Automotive Command, as well as large prime contractors such as Raytheon, Science Applications International Corporation (NYSE: SAIC) (“SAIC”), Boeing, Lockheed Martin Corporation (NYSE: LMT), and BAE Systems plc (LON: BA) (“BAE”). Our key program areas in this field include the following:

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

●
We have supplied the USMC with Mobile Hybrid Expeditionary Energy System (“MHEES”), a product that incorporates both solar collection and high density battery technologies to intelligently reduce run time and optimize efficiency of tactical generators. This single system is scalable to 3.5kW, 7kW and 10.5kW output, making it an ideal solution for multiple military missions. During 2017, we delivered to the Marine Corps Systems Command the next-generation of MHEES, known as Mobile Electric Hybrid Power Sources (“MEHPS”). MEHPS is a modular, scalable system capable of delivering clean, reliable three-phase power in a 5kW dismounted configuration as well as a 10kW trailer mounted configuration. UEC will support government testing in 2018.

●
We have designed and continue to refine a proprietary Distributed Power Control and Management System (DPCMS) that replaces electrical systems on aging tactical vehicles such at the Light Armored Vehicle (LAV) and Amphibious Assault Vehicle (AAV). This power management and distribution system enables vehicles that have already exceeded the OEM’s recommended life to be refurbished and to take advantage of new automotive communication protocol J-1939. These refurbishments permit aging tactical vehicle fleets to function as a new vehicle, without the cost implications of replacing it with a new vehicle. This system has been successfully tested on LAVs and AAVs by the USMC and UEC is currently under contract with the USMC to design and integrate the DPCMS system into multiple variants of the AAV.

●
We have developed significant expertise and past performance qualifications in the area of solutions for Command, Control, Communications, Computers Intelligence, Surveillance and Reconnaissance (C4ISR), providing these solutions to, among others, SPAWAR and Raytheon.

Competition

Our main competitors for renewable energy and power management systems and services are ZeroBase Energy, LLC, a provider of hybrid and renewable power systems, and Solar Stik, Inc., a provider of portable and custom power solutions.  In the realm of contract design and manufacturing services, we compete with Sechan Electronics Inc., a provider of military electronic systems and subsystems, IEC Electronics Corp.(NYSE: IEC), a provider of electronic contract manufacturing services, Celestica Inc. (NYSE: CLS), Ducommun Incorporated (NYSE: DCO), Sanmina-SCI Corporation (Nasdaq: SANM), and Jabil Circuit, Inc. (NYSE: JBL), a supplier of manufacturing services for circuit board assemblies.

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

We develop and produce high-end lithium batteries, both primary (disposable) and secondary (rechargeable), as well as “smart” chargers for the rechargeable batteries and electronic sub-assemblies. We market to the military, the medical, and the industrial markets. We believe we are among the few companies in the world with the capability to develop and manufacture complex portable power sources needed by high-end portables. We perform the development and manufacturing in-house with the exception of the electrochemical cells, which we purchase from suppliers. We have also begun to penetrate the “special” batteries market, meaning large format batteries (such as those used to power submarines) and high power batteries (such as those used in missile launchers and battle tank emergency startup units).

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

Customers

The principal customers for our lithium batteries during 2017 were the Israel Ministry of Defense, Elbit Systems Ltd. (Nasdaq: ESLT), Israel Aerospace Industries Ltd. (TASE: ARSP), and Rafael Advanced Defense Systems Ltd. The principal customer for our soldier power systems in 2017 was the U.S. Army, with interest also shown from the U.K. Ministry of Defence and the Australian Defence Force.

Competition

There are a limited number of players globally that are a one-stop-shop for high-end custom portable power. Our main competitors are Bren-Tronics, Inc., Ultralife Corporation (Nasdaq: ULBI) (“Ultralife”), Inventus Power, Protonex Technology Corporation, Saft America Inc., Electrochem Solutions, Inc., RRC Power Solutions and Inspired Energy Plc (LSE: INSE).

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

Competition

Our primary competitor in the field of aviation safety products, including TSO-approved lifejacket lights, is ACR Electronics Inc. of Ft. Lauderdale, Florida. Other significant competitors in the marine market include Daniamant A/S of Denmark and England, a provider of survivor location lights, and Alcares ApS of Denmark, a manufacturer of marine emergency lights.

Backlog

We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2017, 2016, and 2015, our funded backlog was approximately $61.1 million, $55.4 million, and $63.0 million, respectively, divided between our divisions as follows:

Division	2017	2016	2015
Training and Simulation Division	$38,752,000	$18,790,000	$29,772,000
Power Systems Division	22,349,000	36,584,000	33,248,000
TOTAL:	$61,101,000	$55,374,000	$63,020,000

Major Customers

During 2017, 2016, and 2015, including both of our divisions, various branches of the United States military accounted for approximately 33%, 41% and 48% of our revenues. See “Item 1A. Risk Factors – Risks Related to Government Contracts,” below.

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

Our intellectual property portfolio includes four issued U.S. patents, which expire between 2018 and 2037. We also have various patent applications pending for examination in U.S. and foreign jurisdictions.

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

Research and Development

During the years ended December 31, 2017, 2016, and 2015, our research and product development expenses were approximately $3.0 million, $2.7 million, and $3.1 million, respectively. Not included in these figures are any costs pertaining to the Flow Battery segment that was discontinued on August 31, 2016, or any research and development where the costs were underwritten by customers or charged directly to projects as non-recovered engineering costs.

Employees

As of December 31, 2017, we employed 489 total employees worldwide, substantially all of whom were full-time employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.

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

We have incurred significant net losses since our inception. As of December 31, 2017, we had an accumulated deficit of approximately $181.6 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps have helped to reduce our operating expenses and maximize our available resources and enabled us to operate at a net profit in the recent past, there can be no assurance that we will be able to maintain profitability consistently or that our business will continue to exist.

Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of our indebtedness could result in a default that could have material adverse consequences for us.

Our bank and other indebtedness (short and long term) totaled approximately $15.9 million as of December 31, 2017 (not including trade payables, other account payables, and accrued severance pay), of which $5.1 million was bank working capital lines of credit and approximately $7.7 million represents a term loan entered into to fund the UEC acquisition and a $3.1 million mortgage on our property owned in Ann Arbor, Michigan. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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

We may not be successful in operating our electronics engineering and design services for the military business, which is a relatively new business for us.

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

As of December 31, 2017, we had recorded goodwill of $46.1 million. Any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, a sustained decline in our market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results.

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

The goodwill of our Training and Simulation Division equaled $24.4 million and the goodwill of our Power Systems Division equaled $21.7 million at December 31, 2017. Based on the discounted cash flow valuation at December 31, 2017, an increase in the WACC or changes in other significant variables for the Power Systems Division could potentially result in impairment.

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

A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2017, 2016, and 2015, 27.5%, 21.9%, and 19.5%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.

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

Compliance with public company obligations, including the securities laws and regulations, is costly and requires significant management resources, and we may fail to comply. We are an “accelerated filer,” and as a result are subject to more comprehensive disclosure obligations, with increased compliance costs.

The federal securities laws and regulations, including the corporate governance and other requirements of the Sarbanes-Oxley Act of 2002, impose complex and continually changing regulatory requirements on our operations and reporting. Our legal compliance obligations and costs could harm our results of operations and divert management’s attention from business operations.

Relatively speaking, we are a small company with limited resources. There can be no assurances that we will continue to be able to comply with the various securities laws requirements by applicable deadlines. If our independent registered public accounting firm is unable to provide us with an unqualified report as to the effectiveness of our internal control over financial reporting for future year ends, investors could lose confidence in the reliability of our financial reporting.

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

We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 24% of our assets are located outside the United States.

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

Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2017, the inflation-adjusted NIS appreciated against the dollar.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

None.

ITEM 2.    PROPERTIES

Our primary administrative offices are located in the offices of our Training and Simulation Division, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in July 2018. We own 57,200 square feet of office, production, and warehouse space near our administrative offices in Ann Arbor. We sublease 7,000 square feet of surplus space in this building for a term of five years with a five year option.  The current sublessee has exercised their five year option to sublease this surplus space, which will expire January 31, 2023. Additionally, we also lease 10,000 square feet of office and lab space in Oviedo, Florida pursuant to a lease expiring in October 2019.

Our Power Systems Division operates out of facilities in Hanahan, South Carolina, constituting approximately 56,233 square feet, which are leased from the former owners of UEC through the end of 2019 with an option to renew through 2024. Our Power Systems Division also maintains approximately 23,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis. We also maintain approximately 2,300 square feet of factory, office and warehouse space in Sderot, Israel, located approximately 0.6 miles from the nearest point of the border with the Gaza Strip, pursuant to a lease expiring in April 2018.

Our research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 21,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders). Effective January 1, 2018, we entered into a new five-year lease for these facilities, with an option on our part to renew for an additional period of five years.

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

Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” The following table sets forth, for the periods indicated, the range of high and low sales prices of our common stock on the Nasdaq Global Market System:

Year Ended December 31, 2017	High	Low
Fourth Quarter	$4.25	$3.46
Third Quarter	$4.35	$3.05
Second Quarter	$3.95	$2.90
First Quarter	$5.00	$2.80

Year Ended December 31, 2016	High	Low
Fourth Quarter	$4.35	$2.25
Third Quarter	$3.35	$2.55
Second Quarter	$4.13	$2.35
First Quarter	$2.88	$1.92

As of February 28, 2018, we had approximately 131 registered holders of record of our common stock.

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

The following graph compares our cumulative total stockholder return for the past five years with the cumulative total return on the Russell Microcap Index (Broad Market Index) and a self-constructed peer group index (the “2017 Peer Group”) consisting of two companies in the simulation and training space (Kratos Defense & Security Solutions, Inc. (Nasdaq: KTOS) and VirTra Systems, Inc. (OTC: VTSI)) and three companies in the power and defense space (Espey Mfg. & Electronics Corp. (NYSE: ESP), Highpower International, Inc. (Nasdaq: HPJ), and KVH Industries, Inc. (Nasdaq: KVHI), as well as our self-constructed peer group index last year (the “2016 Peer Group.” Espey Mfg. & Electronics Corp. has been added to the 2017 Peer Group to replace API Technologies Corp., the securities of which no longer trade publicly. The market capitalization of the peer companies in the simulation and training space is roughly equivalent to that of the peer companies in the power and defense space, and we believe that all these companies are “microcap” companies that are fairly comparable to us.

The cumulative total stockholder return is based on $100 invested in our common stock and in the respective indices on December 31, 2012, and assumes that all dividends were reinvested. The stock prices on the performance graph are not necessarily indicative of future price performance.

	12/12	12/13	12/14	12/15	12/16	12/17

Arotech Corporation	100.00	338.83	225.24	198.06	339.81	344.66
Russell MicroCap	100.00	145.62	150.93	143.15	172.30	194.99
2016 Peer Group	100.00	130.86	109.48	84.59	129.16	165.44
2017 Peer Group	100.00	131.63	109.10	87.63	128.98	162.29

(1)
The 2017 Peer Group is comprised of the following companies: Kratos Defense & Security Solutions, Inc. (Nasdaq: KTOS), VirTra Systems, Inc. (OTC: VTSI), Espey Mfg. & Electronics Corp. (NYSE: ESP), Highpower International, Inc. (Nasdaq: HPJ), and KVH Industries, Inc. (Nasdaq: KVHI). The 2016 Peer Group is comprised of the following companies: Kratos Defense & Security Solutions, Inc. (Nasdaq: KTOS), VirTra Systems, Inc. (OTC: VTSI), Highpower International, Inc. (Nasdaq: HPJ), KVH Industries, Inc. (Nasdaq: KVHI), and API Technologies Corp., which no longer trades publicly. The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

ITEM 6.    SELECTED FINANCIAL DATA

The selected financial information set forth below with respect to the consolidated statements of operations for each of the five fiscal years in the period ended December 31, 2017, and with respect to the consolidated balance sheets at the end of each such fiscal year has been derived from our consolidated financial statements audited by BDO USA, LLP, independent registered public accounting firm.

The financial information set forth below is qualified by and should be read in conjunction with the consolidated financial statements contained in Item 8 of this Report and the notes thereto and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations,” below.

The financial results of the Company are presented as continuing operations for all periods presented. The loss from discontinued operations reported for the years ended December 31, 2016 and 2015 was $1.4 million and $894,000, respectively.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands, except per share data)
Statement of Operations:

Revenues	$98,723	$92,975	$96,574	$103,562	$88,571

Cost of revenues	$71,083	$64,825	$68,457	$70,855	$64,479
Research and development expenses	$3,041	$2,723	$3,075	$2,926	$2,956
Selling and marketing expenses	$7,874	$7,029	$5,373	$5,921	$5,618
General and administrative expenses	$11,624	$15,308	$16,339	$17,261	$10,887
Amortization of intangible assets	$2,206	$2,876	$3,044	$2,697	$1,091
Total operating costs and expenses	$95,828	$92,761	$96,288	$99,660	$85,031

Operating income	$2,895	$214	$286	$3,902	$3,540

Other income (expense)	$(8)	$65	$(24)	$2,512	$270
Financial expense, net	$(1,077)	$(975)	$(1,152)	$(1,507)	$(483)
Total other income (expense)	$(1,085)	$(910)	$(1,176)	$1,005	$(213)
Income (loss) before income tax expense	$1,810	$(696)	$(890)	$4,907	$3,327

Income tax (benefit) expense	$(2,024)	$784	$1,161	$1,024	$1,053
Income (loss) from continuing operations	$3,834	$(1,480)	$(2,051)	$3,883	$2,274

Basic net income (loss) per share – continuing operations	$0.15	$(0.06)	$(0.08)	$0.18	$0.13

Diluted net income (loss) per share – continuing operations	$0.15	$(0.06)	$(0.08)	$0.17	$0.12
Weighted average number of shares used in computing basic net income (loss) per share	26,380,312	25,494,097	23,687,733	21,934,532	16,507,848
Weighted average number of shares used in computing diluted net income (loss) per share	26,380,312	25,494,097	23,687,733	22,537,272	17,110,588

	As At December 31,
	2017	2016	2015	2014	2013
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, and restricted collateral deposits	$5,489	$7,400	$10,698	$11,528	$6,320
Receivables and other assets	$50,289	$43,782	$45,612	$49,485	$37,324
Property and equipment, net of depreciation	$9,276	$5,915	$6,385	$6,463	$4,927
Goodwill and other intangible assets, net	$51,344	$52,313	$54,798	$57,263	$32,084
Total assets	$116,398	$109,410	$117,493	$124,739	$80,655
Current liabilities	$26,319	$23,761	$26,777	$28,117	$18,235
Long-term liabilities	$18,986	$20,564	$26,669	$30,267	$14,443
Stockholders’ equity	$71,093	$65,085	$64,047	$66,355	$47,977
Total liabilities and stockholders’ equity	$116,398	$109,410	$117,493	$124,739	$80,655

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

General

We are a defense and security company engaged in two business areas: interactive simulation, and batteries and charging systems.

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

Federal Income Tax

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest.

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act.  SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act required under ASC 740 “Implementation Guidance on Accounting for Uncertainty in Income Taxes” to be reported in the period of enactment.  Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements.  For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.

We recorded a provisional deferred income tax benefit of $3.2 million in the period ended December 31, 2017 related to the change in corporate tax rate from 35% to 21% as a result of the Tax Act.  We require additional time to complete our analysis of the impacts of the Tax Act and therefore our accounting for the Tax Act is provisional but is a reasonable estimate based on available information.  We will complete our analysis of and finalize our accounting for this provisional estimate during the one-year measurement period as prescribed by SAB 118.

For the year ended December 31, 2017, we were not required to record any provisional amounts for our foreign subsidiary due the accumulated net loss position of our foreign subsidiary.

Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. While we have not accrued the Transition Tax on the deemed repatriated earnings that were previously indefinitely reinvested, we were unable to determine a reasonable estimate of the remaining tax liability, if any, under the Tax Act for its remaining outside basis.

The Tax Act limits net operating loss (“NOL”) deductions to 80 percent of taxable income for tax years beginning after December 31, 2017. The amendments disallow the carryback of NOLs but allow for the indefinite carryforward of NOLs, which would be considered an indefinite lived asset.

Discontinued Operations

During the quarter ended September 30, 2016, our Board of Directors approved a plan to discontinue the Flow Battery segment. The discontinuance was a strategic shift that had a major effect on our operations and financial results; therefore, the results of the Flow Battery segment were reclassified as discontinued operations as of and for the periods ended December 31, 2016 and 2015, respectively.

Our financial results are presented as continuing operations in the Consolidated Financial Statements for all periods presented. See Note 1 of the Notes to the Consolidated Financial Statements. The loss from discontinued operations reported for the year ended December 31, 2016 and 2015 was $1.4 million and $894,000, respectively. The impact of the discontinued operations on operating activities and on investing activities within the consolidated statement of cash flows for the two years ended December 31, 2016 and 2015 was ($1.3 million), and ($879,000); and ($252,000), and ($22,000), respectively.

During the quarter ended December 31, 2017, it was determined that we were not able to execute our plan to sell the assets associated with the Flow Battery segment. As a result, assets in the amount of $270,000 have been reclassified on the consolidated balance sheet into property and equipment, which are being used in our operations and are therefore not considered to be impaired as of December 31, 2017.

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

A portion of our revenue is derived from license agreements that entail the customization of FAAC’s simulators to customers’ specific requirements. Revenues from initial license fees for such arrangements are recognized in accordance with Financial Accounting Standards Board (“FASB”) ASC 605-35 based on the percentage of completion method over the period from signing of the license through to customer acceptance, as such simulators require significant modification or customization that takes time to complete. The percentage of completion is measured by monitoring progress using records of actual time incurred to date in the project compared with the total estimated project requirement, which corresponds to the costs related to earned revenues. Estimates of total project requirements are based on prior experience of customization, delivery and acceptance of the same or similar technology and are reviewed and updated regularly by management.

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

The Tax Act was enacted on December 22, 2017. The Tax Act makes broad complex changes to the U.S. tax code including, but not limited to, reducing the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, and creating new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest. The Tax Act is complex and requires interpretation of certain provisions to estimate the impact on our income tax expense. The estimates are based on the information available and our current interpretation of the Tax Act, and may change due to changes in interpretations and assumptions we make and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, the Financial Accounting Standards Board or others regarding the Tax Act. Our accounting for the impacts of the Tax Act is provisional and our actual income tax benefit could differ from our estimates. Please refer to Note 13 to the “Consolidated Financial Statements” for additional information.

We have provided a valuation allowance on our net deferred income tax assets, which includes federal, state and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under FASB ASC 740-10, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provide valuation allowances in respect of deferred tax assets resulting principally from the carryforward of tax losses. Management currently believes that it is more likely than not that our deferred tax assets in the U.S. and Israel will not be realized in the foreseeable future but as our results improve, this may change in future periods. We were not required to record any provisional amounts for our foreign subsidiaries relating to the one-time tax on accumulated foreign earnings provision of the Tax Act due to the accumulated net loss position of the foreign subsidiary.

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

Accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial statements.

In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.

Inventories

Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-down if actual market conditions are less favorable than those projected by our management. For fiscal 2017, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.

Goodwill and Indefinite-Life Intangibles

Certain business acquisitions have resulted in the recording of goodwill and indefinite-life intangible assets, primarily trademark assets, which are not amortized. At December 31, 2017 and 2016, we had goodwill of $46.1 million and $45.5 million, respectively. We primarily have trademark assets with a carrying value of $799,000 as of December 31, 2017 and 2016, respectively.

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment, also known as a component.  Two or more components of an operating segment shall be aggregated into a single reporting unit if the components have similar economic characteristics, based on an assessment of various factors.  We have determined that the Training and Simulation Division and the Power System Division segments are reporting units.

We perform our annual impairment assessment for goodwill and other indefinite-life intangible assets as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

We conduct a qualitative assessment by analyzing a variety of factors that could influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: the results of prior quantitative assessments performed; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both us and our peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and our competitive position. We use significant judgment to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit or indefinite-life intangible is less than its carrying value.

If we determine that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, we perform the impairment evaluation using the quantitative assessment. Under the quantitative assessment, the first step identifies whether there is a potential impairment by comparing the fair value of our reporting unit to the carrying amount, including goodwill. If the carrying amount of our reporting unit exceeds the fair value, then a test is performed to determine the implied fair value of goodwill. An impairment loss is recognized based on the amount that the carrying amount of goodwill exceeds the implied fair value. When measuring the fair value of its reporting units in the quantitative assessment, we use widely accepted valuation techniques, applying a combination of the income approach (discounted cash flows) and market approach (market multiples). When preparing discounted cash flow models under the income approach, we use internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, we use the expected cost of equity, determined by using a capital asset pricing model. We believe the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in our internally-developed forecasts. When using market multiples under the market approach, we apply comparable publicly traded companies’ multiples (for example, earnings or revenues) to our reporting units’ actual results.

The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate fair value. Estimated cash flows are sensitive to changes in the economy among other things. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

However, estimates are inherently uncertain and represent only management’s reasonable expectations regarding future developments. These estimates and the judgments and assumptions upon which the estimates are based will, in all likelihood, differ in some respects from actual future results. Should a significant or prolonged deterioration in economic conditions occur, such as declines in government spending; the inability to pass increases in the costs of raw materials on to customers; or a decline in comparable company market multiples, then key judgments and assumptions could be impacted.

For the years ended December 31, 2017 and 2016, respectively, we performed a qualitative assessment for our Training and Simulation reporting unit and we determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying value.  For our Power Systems reporting unit, we performed a quantitative assessment of goodwill for the purpose of determining whether an impairment existed at December 31, 2017 and 2016.  As a result of our quantitative analysis, in which we computed the fair value of the Power Systems reporting unit, we concluded that the fair value of the reporting unit exceeded the reporting unit’s carrying value by approximately 22% and 37%, respectively.

We also considered our current market capitalization compared to the sum of the estimated fair values of our reporting units in conjunction with each impairment assessment. As of the December 31, 2017 and 2016 valuation dates, our market capitalization was approximately $92.1 and $92.7 million, which did not, in our view, suggest that the fair value estimates used in our impairment assessment required any adjustment.

As a result of these analyses, we concluded that the goodwill recorded in relation to the Power Systems reporting unit was not impaired at December 31, 2017.

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

Results of Operations

Summary

Following is a table summarizing our results of continuing operations for the years ended December 31, 2017, 2016 and 2015, after which we present a narrative discussion and analysis.

	Year Ended December 31,
	2017	2016	2015
Revenues:
Training and Simulation Division	$50,254,324	$46,358,794	$54,617,611
Power Systems Division	48,468,354	46,616,958	41,956,336
	$98,722,678	$92,975,752	$96,573,947
Cost of revenues:
Training and Simulation Division	$29,233,721	$26,193,216	$34,238,306
Power Systems Division	41,858,987	38,632,200	34,218,016
	$71,082,708	$64,825,416	$68,456,322
Research and development expenses:
Training and Simulation Division	$2,544,164	$2,030,485	$1,766,667
Power Systems Division	496,966	692,480	1,308,695
	$3,041,130	$2,722,965	$3,075,362
Selling and marketing expenses:
Training and Simulation Division	$6,204,037	$5,517,682	$4,796,288
Power Systems Division	1,670,327	1,511,408	577,133
	$7,874,364	$7,029,090	$5,373,421
General and administrative expenses:
Training and Simulation Division	$4,235,512	$4,556,990	$4,610,586
Power Systems Division	3,847,728	4,011,769	6,859,143
Corporate	3,540,660	6,739,702	4,869,298
	$11,623,900	$15,308,461	$16,339,027
Amortization of intangible assets:
Training and Simulation Division	$397,880	$461,168	$264,411
Power Systems Division	1,807,875	2,414,375	2,779,125
	$2,205,755	$2,875,543	$3,043,536
Operating income (loss):
Training and Simulation Division	$7,649,010	$7,599,253	$8,941,353
Power Systems Division	(1,213,529)	(645,274)	(3,785,776)
Corporate	(3,540,660)	(6,739,702)	(4,869,298)
	$2,894,821	$214,277	$286,279
Other income (loss):
Training and Simulation Division	$(2,293)	$9,430	$51,349
Power Systems Division	(5,620)	47,673	(79,030)
Corporate	(243)	7,729	3,500
	$(8,156)	$64,832	$(24,181)
Financial (expense) income:
Training and Simulation Division	$(122,875)	$(41,397)	$(59,791)
Power Systems Division	(255,835)	(87,371)	21,432
Corporate	(697,949)	(846,495)	(1,113,762)
	$(1,076,659)	$(975,263)	$(1,152,121)
Income tax (benefit) expense:
Training and Simulation Division	$41,391	$(24,634)	$233,106
Power Systems Division	195,592	(28,507)	–
Corporate	(2,261,113)	836,561	927,840
	$(2,024,130)	$783,420	$1,160,946
Net income (loss) – continuing operations:
Training and Simulation Division	$7,482,451	$7,591,920	$8,699,805
Power Systems Division	(1,670,576)	(656,465)	(3,843,374)
Corporate	(1,977,739)	(8,415,029)	(6,907,400)
	$3,834,136	$(1,479,574)	$(2,050,969)

Fiscal Year 2017 compared to Fiscal Year 2016

Revenues. We recognized revenues as follows:

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

Revenues for 2017 totaled $98.7 million, compared to $93.0 million in 2016, an increase of $5.7 million, or 6.2%, due primarily to higher revenues in both our divisions. In 2017, revenues were $50.2 million for the Training and Simulation Division as compared to $46.4 million in 2016, an increase of $3.8 million, or 8.2%, due primarily to significant revenue growth in all product lines offset by a decline in revenues associated with the wind-down of the first phase of our VCTS program in preparation for the ramp up of the second phase of our VCTS program; and $48.5 million for the Power Systems Division as compared to $46.6 million in 2016, an increase of $1.9 million, or 4.1%, due primarily to continued increases in key programs in Israel of $4.1 million offset by a decline in revenues at UEC of $2.2 million primarily attributable to the timing of contract awards and the receipt of material used in production of key programs.

The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Type of Revenue	2017	2016
Sale of products	96.2%	95.3%
Maintenance and support agreements	3.2%	4.3%
Long term research and development contracts	0.6%	0.4%
Total	100.0%	100.0%

Cost of revenues. Cost of revenues totaled $71.1 million during 2017, compared to $64.8 million in 2016, an increase of $6.3 million, or 9.7%, due primarily to higher costs associated with higher revenues in both our divisions. Cost of revenues were $29.2 million for the Training and Simulation Division as compared to $26.2 million in 2016, an increase of $3.0 million, or 11.5%, due primarily to higher costs associated with increased revenues, and $41.9 million for the Power Systems Division as compared to $38.6 million in 2016, an increase of $3.3 million, or 8.5%, due primarily to higher costs associated with increased revenues.

Research and development expenses. Research and development expenses for 2017 were $3.0 million, compared to $2.7 million during 2016, an increase of $318,000, or 11.7%, due primarily to increased development activities in our Vehicle Simulation product area offset by a decrease in research and development expense as key personnel were assigned to project-related development activities in our U.S. operations of our Power Systems Division.

Selling and marketing expenses. Selling and marketing expenses for 2017 were $7.8 million, compared to $7.0 million in 2016, an increase of $845,000, or 12.0%, due primarily to increased selling and marketing efforts in our Vehicle Simulation product area as well as increased efforts in our use-of-force product areas.

General and administrative expenses. General and administrative expenses for 2017 were $11.6 million, compared to $15.3 million in 2016, a decrease of $3.7 million or 24.1%.  The decrease is primarily due to $1.4 million in lower salaries and benefits, $1.0 million non-recurring severance resulting from the 2016 separation of our former Chairman and Chief Executive Officer as well as a reduction in our stock compensation expense in the amount of $480,000.

Amortization of intangible assets. Amortization of intangible assets totaled $2.2 million in 2017, compared to $2.9 million in 2016, a decrease of $670,000, or 23.3%, due primarily to higher amortization expense recognized in 2016 pertaining to shorter lived intangible assets.

Other income (expense), net. Other expense totaled ($8,000) in 2017, compared to income of $65,000 in 2016, an increase in expense of $73,000.

Financial expense, net. Financial expense totaled $1.1 million in 2017, compared to financial expense of $1.0 million in 2016, an increase of $101,000, or 10.4%, due primarily to foreign exchange transactions.

Income taxes. We recorded a $2.0 million tax benefit in 2017, compared to $783,000 in tax expense in 2016, a decrease in tax expense of $2.8 million, or 358.4%. The primary reason for the decrease in income tax expense is attributable to the re-measurement of our deferred tax liabilities associated with the change in the federal corporate income tax rate from 35% to 21% attributable to the Tax Act.

Net income (loss). Due to the factors cited above, we went from a net loss from continuing operations of ($1.5) million in 2016 to a net income of $3.8 million in 2017.

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

Net income (loss). Due to the factors cited above, we went from a net loss from continuing operations of ($2.1) million in 2015 to a net loss of ($1.5) million in 2016.

Liquidity and Capital Resources

As of December 31, 2017, we had $5.2 million in cash and $284,000 in restricted collateral deposits, as compared to December 31, 2016, when we had $7.1 million in cash and $269,000 in restricted collateral deposits.  We also had $9.1 million in available, unused bank lines of credit as of December 31, 2017, under a $15.0 million debt credit facility.

We used available funds in 2017 primarily for investment in fixed assets and repayment of long-term debt. We purchased land and a building for $2.1 million previously leased by our Training and Simulation Division in Ann Arbor, Michigan and invested approximately $2.6 million in capital projects during 2017. Our net property and equipment amounted to $9.3 million as of December 31, 2017.

Net cash provided by operating activities for operations for 2017, 2016, and 2015 was $1.9 million, $2.6 million, and $4.4 million, respectively.  The decrease of $737,000 in cash provided by operating activities for 2017 as compared to 2016 was primarily attributable to $6.9 million of higher trade and unbilled receivables resulting from an increase in revenue during the fourth quarter of 2017 and a non-recurring severance payment of $2.3 million paid to our former Chief Executive Officer.  These amounts were partially offset by improved operating results, increase in our trade payables, other payables and deferred revenue of $5.0 million and a $2.1 million reduction in inventory as a result of an increase in fourth quarter revenues.

Net cash used in investing activities for 2017, 2016, and 2015 was ($5.4) million, ($2.1) million, and ($1.4) million, an increase between 2017 and 2016 of $3.3 million and between 2016 and 2015 of $625,000. The net change in cash used in investing activities for 2017 as compared to 2016 was due primarily to the building purchase referred to above and $1.2 million in other capital projects, including $700,000 related to the implementation of an enterprise resource planning system within our Israel Power Systems unit.

Net cash provided by (used in) financing activities for 2017, 2016, and 2015 was $2.4 million, ($3.8) million, and ($3.6) million, respectively, a change between 2017 and 2016 of $6.2 million and between 2015 and 2014 of $247,000. The increase in 2017 of cash used in financing activities was primarily due to proceeds associated with Term Loans B and C (described below) of $2.2 million, an increase in the utilization of our line of credit of $2.1 million, offset by payments on our long-term debt of $1.8 million.

As of December 31, 2017, our line-of-credit and long-term bank debt, including current maturities, was $5.1 million and $10.8 million as compared to December 31, 2016, when we had $3.0 million outstanding on our line of credit and $10.5 million in long-term debt outstanding, including current maturities.

We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at December 31, 2017 was 5.0%.

The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at December 31, 2017 was 5.25%.

During 2017, we purchased land and a building previously leased by our Training and Simulation Division in Ann Arbor, Michigan for $2.2 million. As a result, we now have two Mortgage Loans (“Term Loans B and C”). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at December 31, 2017 was 5.25%.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at December 31, 2017.

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

Effective Corporate Tax Rate

Certain of our subsidiaries incurred net operating losses during the years ended December 31, 2016 and 2015. With respect to some of our U.S. subsidiaries that operated at a net profit during 2017, we were able to offset federal taxes against our net operating loss carryforward. These subsidiaries are, however, subject to state taxes that cannot be offset against our net operating loss carryforward. We also set up a tax liability for the impact of the deductions taken for goodwill.

As of December 31, 2017, we had a U.S. net operating loss carryforward of approximately $40.7 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2021 through 2032, and foreign net operating and loss carryforwards of approximately $91.5 million, which are available indefinitely to offset future taxable income under certain circumstances.

Off-Balance Sheet Arrangements

We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.

Contractual Obligations

The following table lists our contractual obligations and commitments as of December 31, 2017, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank obligations	$15,910,000	$7,340,000	$5,045,000	$1,299,000	$2,226,000
Operating lease obligations	$2,758,000	$852,000	$1,102,000	$635,000	$169,000
Severance obligations	$4,710,000	$–	$–	$–	$4,710,000

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not applicable.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of December 31, 2017, our management, including the principal executive officer and principal financial officer, evaluated our disclosure controls and procedures related to the recording, processing, summarization, and reporting of information in our reports that we file with the SEC. These disclosure controls and procedures are intended to ensure that information relating to us, including our subsidiaries, that is required to be disclosed in the reports that we file with the SEC is made known to our management, including these officers, by other of our employees, and that this information is recorded, processed, summarized, evaluated, and reported, as applicable, within the time periods specified in the SEC’s rules and forms and to allow timely decisions regarding required disclosure. Due to the inherent limitations of control systems, not all misstatements may be detected. These inherent limitations include the realities that judgments in decision-making can be faulty and that breakdowns can occur because of simple error or mistake. Any system of controls and procedures, no matter how well designed and operated, can at best provide only reasonable assurance that the objectives of the system are met and management necessarily is required to apply its judgment in evaluating the cost benefit relationship of possible controls and procedures. Additionally, controls can be circumvented by the individual acts of some persons, by collusion of two or more people, or by management override of the control. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met.
Based on their evaluation as of December 31, 2017, our principal executive officer and principal financial officer were able to conclude that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934) were effective.

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

Management’s Report on Internal Control Over Financial Reporting

Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Exchange Act Rule 13a-15(f). Our management has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2017. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 Internal Control – Integrated Framework.

Our management concluded that our internal control over financial reporting was effective as of December 31, 2017.

Our internal control over financial reporting as of December 31, 2017 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.

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

Opinion on Internal Control over Financial Reporting

We have audited Arotech Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Arotech Corporation as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes and our report dated March 15, 2018, expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Item 9A, Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit of internal control over financial reporting in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control over Financial Reporting

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

/s/ BDO USA, LLP
Grand Rapids, Michigan
March 15, 2018

ITEM 9B.    OTHER INFORMATION

None.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

Executive Officers, Directors and Significant Employees

Executive Officers and Directors

Our executive officers and directors and their ages as of February 28, 2018 were as follows:

Name	Age	Position
Jon B. Kutler	61	Chairman of the Board
Michael E. Marrus	54	Director
Kenneth W. Cappell	65	Director
Lawrence F. Hagenbuch	51	Director
Adm. James J. Quinn (Ret.)	65	Director
Dean M. Krutty	53	President and Chief Executive Officer
Thomas J. Paup	69	Senior Vice President – Finance and Chief Financial Officer until March 31, 2018
Kelli L. Kellar	52	Vice President – Finance and Chief Financial Officer after March 31, 2018

Our by-laws provide for a board of directors of three or more directors. There are currently five directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Mr. Marrus and Mr. Kutler are designated Class I directors and have been elected for a term expiring in 2018 or until their successor is elected and qualified; Mr. Hagenbuch is designated a Class II director elected for a term expiring in 2020 or until his successors are elected and qualified; and Mr. Cappell and Adm. Quinn are designated Class III directors elected for a term that expires in 2019 or until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.

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

Dean M. Krutty became our President and Chief Executive Officer in March 2018 after having served as our Acting Chief Executive Officer since January 2017. Mr. Krutty became President of our Training and Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team, and was promoted to Arotech’s Senior Vice President, Operations – North America in January 2015 and Executive Vice President, Operations – North America in June 2016. He began his career at FAAC as an electrical engineer in FAAC’s part task trainer division and served as FAAC’s Director of Operations prior to becoming its President. He also has significant experience managing programs in the training and simulation industry. Mr. Krutty holds a B.S. in electrical engineering from the Michigan State University.

Thomas J. Paup has been our Vice President – Finance since December 2005 and our Chief Financial Officer since February 2006, and in May 2013, Mr. Paup was promoted to Senior Vice President. Mr. Paup is currently also a Finance Lecturer at Eastern Michigan University. Mr. Paup was an Affiliated Partner with McMillan|Doolittle LLP, a retail consulting firm, from March 2002 until accepting this position with us, and prior thereto, he was an Executive in Residence and Finance Instructor at DePaul University’s Kellstadt Graduate School of Business. Prior to his teaching experience, Mr. Paup spent over 25 years in the retail industry. Most recently, between 1997 and 2000, Mr. Paup was the Executive Vice President and Chief Financial Officer and member of the Board of Directors of Montgomery Ward and Company, formerly a private mail order and department store retailer. Mr. Paup brings a broad background of strategic and operational management experiences from the department store industry, where he served as CFO of Lord & Taylor, an upscale, specialty-retail department store chain, and Kaufmann’s, a department store that merged into Macy’s, Inc. (“Macy’s”), and Controller of Bloomingdale’s, an upscale chain of department stores owned by Macy’s, and Robinson-May, formerly a chain of department stores. Mr. Paup holds an MBA in Finance and a BBS from Eastern Michigan University. Mr. Paup plans to retire on March 31, 2018.

Kelli L. Kellar has been our Vice President – Finance since January 2018. She is expected to take over as our Chief Financial Officer beginning on April 1, 2018. Ms. Kellar was Senior Manager of External Reporting, PP&E Reporting and IFRS Accounting with Fiat Chrysler Automobiles (NYSE: FCA), the world’s eighth-largest auto maker, from November 2013 until the end of 2017. From May 2009 until November 2013, Ms. Kellar was Vice President and controller of Silverpop Systems, Inc., a privately-held, international software development company. Since 1995 Ms. Kellar has held accounting and finance positions with both public and private companies, including serving as Chief Accounting Officer with Premier Exhibitions, Inc. (Nasdaq: PRXI), a provider of global museum-quality touring exhibitions, from 2007 to 2009. Ms. Kellar holds a B.Acc. and an M.S. in taxation from Florida International University.

Board Leadership Structure

We do not have a policy regarding the advisability of separating the positions of chief executive officer and chairman of the board. Beginning in October 2014, the board determined that it would be preferable to separate the positions of chief executive officer and chairman. As part of our periodic board self-evaluation process, we evaluate our leadership structure to ensure that the board continues to believe that it provides the optimal structure for our company and stockholders. We recognize that different board leadership structures may be appropriate for companies in different situations. We continue to believe this board leadership structure to be best for our company and our stockholders at this time.

Committees of the Board of Directors

Our board of directors has an Audit Committee, a Compensation Committee, and a Nominating Committee. In 2017 our board decided to dispense with having a standing Executive and Finance Committee in view of the streamlined size of the board. The current composition of the various committees of the Board of Directors is as follows (the name of the chairman of each committee appears in italics):

Audit Committee	Compensation Committee	Nominating Committee
Kenneth W. Cappell	Michael E. Marrus	James J. Quinn
Michael Marrus	Lawrence F. Hagenbuch	Lawrence F. Hagenbuch
James J. Quinn	Kenneth W. Cappell

Audit Committee

The purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement, compensation, retention and oversight of the work of our independent auditors. The Audit Committee also is responsible for the oversight and work of our of internal audit department. The Audit Committee consists of Mr. Cappell (Chair) Mr. Marrus, and Adm. Quinn. Each member of the Audit Committee is an “independent director,” as that term is defined in Nasdaq Marketplace Rule 4200(a)(15) and the SEC’s Rule 10A-3. All Audit Committee members possess the level of financial literacy required by law. Our Board of Directors has determined that each of Mr. Cappell and Mr. Marrus qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. As required by law, the Audit Committee operates pursuant to a charter that governs its duties, available through a hyperlink located on the investor relations page of our website at http://content.equisolve.net/arotech/media/b7c6b7bc3ea4b17ef9af28aab2221d6d.pdf.

Compensation Committee

The duties of the Compensation Committee are to recommend compensation arrangements for our executive officers and review annual compensation arrangements for all other officers and significant employees.

The Compensation Committee consists of Mr. Marrus (Chair), and Messrs. Hagenbuch and Cappell. Each member of the Compensation Committee is an independent director as that term is defined in the NASD listing standards. The Compensation Committee operates under a formal charter that governs its duties, which charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.stockpr.com/arotech/media/249a9ac7cc90aa315f94037d49d2246e.pdf.

The Compensation Committee maintains compensation and incentive programs designed to motivate, retain and attract management and utilize various combinations of base salary, bonuses payable upon the achievement of specified goals, discretionary bonuses and grants of restricted stock. Our Chief Executive Officer, Mr. Dean M. Krutty, and our Chief Financial Officer, Mr. Thomas J. Paup, are parties to employment agreements with us, as is Ms. Kellar, who will take over the position of Chief Financial Officer beginning April 1, 2018. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years. Some of these components, such as salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as restricted stock, have a value that is dependent upon our stock price at the time of award and going forward. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years.

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

Compensation Committee meetings typically have included, for all or a portion of some of the meetings, a representative of The Burke Group, Inc., a well-known consulting firm specializing in executive officer compensation, as well as preliminary discussion with our senior officers prior to our Compensation Committee deliberating without any members of management present. For compensation decisions, including decisions regarding the grant of equity compensation relating to executive officers, the Compensation Committee typically considers the recommendations of our Chief Executive Officer.

Nominating Committee

The Nominating Committee identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to Arotech’s Secretary will be brought to the attention of the Nominating Committee and will be evaluated in accordance with the same guidelines as other candidates are considered by the Nominating Committee. The Nominating Committee consists of Adm. Quinn (Chair) and Mr. Hagenbuch. Each member of the Nominating Committee is an independent director as that term is defined in the Nasdaq listing standards. The Nominating Committee makes recommendations to the Board of Directors regarding new directors to be selected for membership on the Board of Directors and its various committees. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.equisolve.net/arotech/media/9db8a8bd53ecd3f2d895b23986e237c8.pdf.

Code of Ethics

We have adopted a Code of Ethics, as required by Nasdaq listing standards and the rules of the SEC, that applies to our principal executive officer, our principal financial officer and our principal accounting officer. The Code of Ethics is publicly available through a hyperlink located on the investor relations page of our website, at: http://content.equisolve.net/arotech/media/df40a6c92bcbf0b776162586acce0841.pdf. If we make substantive amendments to the Code of Ethics or grant any waiver, including any implicit waiver, that applies to anyone subject to the Code of Ethics, we will disclose the nature of such amendment or waiver on the website or in a report on Form 8-K in accordance with applicable Nasdaq and SEC rules.

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

On March 25, 2016, we settled a threatened proxy contest with our then-largest stockholder, Ephraim Fields, by entering into a settlement agreement (the “Fields Agreement”) in which we agreed to appoint a director selected by Mr. Fields to our Board as a Class II director, to serve until our 2017 Annual Meeting of Stockholders. Mr. Hagenbuch was appointed to the Board on that same date and as required by the Fields Agreement was named to the Compensation, Nominating, and Executive and Finance Committees (the last of which has since been disbanded). Pursuant to the terms of our settlement agreement with Mr. Fields, Mr. Fields agreed, among other things, to vote his shares in favor of our management’s nominees at the 2016 Annual Meeting of Stockholders.

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

The following table shows the compensation earned or received by each of our directors for the year ended December 31, 2017:

DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2017(1)	Total
Jon B. Kutler	$34,000	$35,000	$69,000	(2)
Michael E. Marrus	$40,000	$35,000	$75,000	(3)
Kenneth W. Cappell	$40,000	$35,000	$75,000	(4)
Lawrence F. Hagenbuch	$38,000	$35,000	$73,000	(5)
James J. Quinn	$35,000	$35,000	$70,000	(6)
Richard I. Rudy*	$18,000	$–	$18,000	(7)
Carol J. Battershell*	$18,000	$–	$18,000	(8)

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	As of December 31, 2017, Mr. Kutler held 28,468 unvested restricted shares of our common stock.
(3)	As of December 31, 2017, Mr. Marrus held 25,472 unvested restricted shares of our common stock.
(4)	As of December 31, 2017, Mr. Cappell held 24,452 unvested restricted shares of our common stock.
(5)	As of December 31, 2017, Mr. Hagenbuch held 28,106 unvested restricted shares of our common stock.
(6)	As of December 31, 2017, Adm. Quinn held 16,296 unvested restricted shares of our common stock.
(7)	As of December 31, 2017, Mr. Rudy held no unvested restricted shares of our common stock.
(8)	As of December 31, 2017, Ms. Battershell held no unvested restricted shares of our common stock.
*	This individual retired as a director effective March 27, 2017.

Compensation Committee Interlocks and Insider Participation

The Compensation Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” in the current rules of the under the listing standards of Nasdaq and SEC rules and regulations. None of the members of the compensation committee during fiscal 2017 (i) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions, or (ii) was an executive officer of a company of which one of our executive officers is a director. The Compensation Committee is responsible for establishing and administering our executive compensation policies. Our Compensation Committee does not have any interlocks with other public companies.

Significant Employees

Our significant employees as of February 28, 2018, and their ages as of December 31, 2017, are as follows:

Name	Age	Position
Kurt Flosky	49	President, Training and Simulation Division
Ronen Badichi	52	General Manager, Power Systems Division – Europe and Asia
David Modeen	50	President, Power Systems Division – United States
Yaakov Har-Oz	60	Senior Vice President, General Counsel and Secretary
Colin Gallagher	44	Corporate Controller, Chief Accounting Officer

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

Colin Gallagher has served as our Controller and as our Chief Accounting Officer since May 2015. Prior to joining Arotech, from 2013 to 2014, Mr. Gallagher was the Controller of DTE Energy Trading, a physical and financial gas and power marketing company. Prior to DTE, he was a Finance Director at Owens Corning (NYSE: OC) in Toledo Ohio, the world’s largest manufacturer of fiberglass and related products. Before starting at Owens Corning, Mr. Gallagher spent twelve years at PwC in various positions, ending his career there as a Senior Manager in the public and private company sector. Mr. Gallagher is a certified public accountant. He holds a BBA from the Haworth College of Business at Western Michigan University in Kalamazoo, Michigan and an MBA from the Mendoza College of Business at the University of Notre Dame in South Bend, Indiana.

Section 16(a) Beneficial Ownership Reporting Compliance

Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. We are not aware of any instances during or prior to December 31, 2017, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates except as follows:

(i)
Mr. Kutler was required to file a Form 4 on or prior to May 31, 2016 in connection with the purchase by an entity affiliated with him of 15,000 shares of our stock. He reported this transaction in a Form 5 filed on February 14, 2018.

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

Submitted by the Compensation Committee

Michael E. Marrus, Chairman
Lawrence F. Hagenbuch
Kenneth W. Cappell

Compensation Discussion and Analysis

Preliminary Note

Pursuant to applicable SEC regulations, the information we present in this section relates to the chief executive officer, the chief financial officer, and the three additional most highly compensated “executive officers” (as this term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended), as well as up to two additional persons meeting the above criteria but who were not employed by us at the end of the last fiscal year. We believe that in 2017 two individuals met these criteria, as follows (we refer to these individuals throughout this Compensation Discussion and Analysis as our “named executive officers”):

➢	Dean M. Krutty, our President and Chief Executive Officer; and
➢	Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer.

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

Our named executive officers’ annual cash and stock compensation consists of several components, as follows:

➢	base salary;
➢	bonus, which is accrued in the year in which it is earned but is paid in cash in a subsequent year; and
➢
grants of restricted stock units, where the restricted stock units vest over a period of time or pursuant to the attainment of set performance goals and unvested restricted stock units are forfeited to us should the executive officer’s employment be terminated, provided that certain grants of restricted stock units provide for accelerated vesting under certain circumstances.

The Compensation Committee reviews the compensation, both cash and stock, of our named executive officers on an annual basis, while taking into account as well changes in compensation during previous years.

Some of these components, such as base salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as restricted stock units, have a value that is dependent upon our stock price at the time of award and going forward.

We compensate our named executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides our named executive officers with a guaranteed minimum base salary. We fix the base salary of each of our named executive officers at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base salaries paid by similarly-situated companies and the base salaries of other private and public companies with which we believe we compete for talent. To this end, we utilize the services of an independent compensation consulting firm retained by the Compensation Committee, and our Compensation Committee consults with this firm periodically, and annually when we review named executive officer compensation.

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

Grants of restricted stock units are intended to link our named executive officers’ longer-term compensation with the performance of our stock, which is an issue of vital importance to our stockholders. This encourages our named executive officers to remain with us, to act in ways intended to maximize stockholder value, and to penalize them if our stock fails to perform to expectations. These grants are intended to produce significant value for each named executive officer if we achieve our goals and if the named executive officer remains with us, provided that certain grants of restricted stock units provide for accelerated vesting under certain circumstances.

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

Our Compensation Committee performs an annual review of our named executive officers’ cash compensation and restricted stock holdings to determine whether they provide adequate compensation for the services they perform, as well as adequate incentives and motivation to our named executive officers and whether they adequately compensate our named executive officers relative to comparable officers in other companies. Our Compensation Committee’s most recent review occurred in February and March 2018, and utilized data and assessments from our independent compensation consultant, The Burke Group, Inc., a well-known consulting firm specializing in named executive compensation. This review is described in more detail below.

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

Benchmarking of Base Compensation and Equity Holdings

At its February and March 2018 meetings, our Compensation Committee determined that our respective named executive officers’ salaries, cash incentive bonuses and equity holdings were at or below the median of named executive officers with similar roles at public companies having comparable revenues and that no material changes should be made to the cash compensation levels of our named executive officers until our annual named executive officer performance reviews, which were conducted in the first quarter of 2018. This median was derived based on a report we obtained from The Burke Group in March 2018. The report compared our named executive officer compensation with the results of two surveys, involving companies in the aerospace and military/defense industry with revenues of between $100 million and $200 million, one from Willis Watson Data Services and one from the Economic Research Institute. Our Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful. In instances where a named executive officer is uniquely key to our success, the Compensation Committee may provide compensation above the median referred to above. The Committee’s choice not to recommend to the Board of Directors immediate material changes to the compensation levels following its review of The Burke Group’s report reflects our consideration of stockholders’ interests in paying what is necessary, but not more than necessary, to achieve our corporate goals while conserving cash and equity as much as is practicable. We believe that our compensation levels are generally sufficient to retain our existing named executive officers and to hire new named executive officers when and as required.

Compensation Policies and Practices as They Relate to Risk Management

In 2017, the Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks, and that our compensation policies and practices are not reasonably likely to have a material adverse effect on us. In connection with its evaluation, the Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives. In particular, the Compensation Committee reviewed our compensation programs for certain design features that have been identified by experts as having the potential to encourage excessive risk-taking, including long term incentive compensation value that is driven entirely by increases in stock price, and low compensation levels exacerbated by performance-driven awards not paying out; including both annual bonus and long term incentive compensation, and noted that these are not substantial factors in our executives’ compensation packages.

Equity Compensation

At the February and March 2018 meetings of the Compensation Committee, the Compensation Committee, in consultation with The Burke Group, analyzed the current restricted share holdings of our named executive officers and others, and found that the level of equity stake of our named executive officers was at market for companies of similar size and experience as a public company.

We do not have any program, plan or obligation that requires us to grant equity compensation to any named executive officer on specified dates. The authority to make equity grants to named executive officers rests with our Compensation Committee, although, as noted above, the Compensation Committee does consider the recommendations of our Chief Executive Officer in setting the compensation of our other named executive officers.

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

Name of Named Executive Officer	Title	Minimum Bonus	Maximum Bonus
Dean M. Krutty	President and Chief Executive Officer	None	50% of annual base salary
Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	None	50% of annual base salary

For 2017, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonuses that are determined on the achievement of set budgetary forecast targets for Adjusted EBITDA, which is determined by taking net profit and adding back in interest expense (income), depreciation of fixed assets, taxes, and amortization of inventory adjustments and of intangible assets, capitalized software costs and technology impairment, as well as stock compensation expense, one-time transaction expenses and certain other non-cash expenses. The Compensation Committee determined that we did not achieve the financial performance criteria established by the Compensation Committee for the year ended December 31, 2017, and accordingly no cash incentive bonuses were paid in respect of the year ended December 31, 2017. Financial targets for 2018 were set in accordance with our 2018 budget forecast, and targets for determining eligibility for cash incentive bonuses will be determined partly on the achievement of set budgetary forecast targets for Adjusted EBITDA and partly based on the achievement of other qualitative objectives to be established at the discretion of the Compensation Committee of the Board.

Severance and Change in Control Benefits

Messrs. Krutty and Paup have a provision in their respective employment agreements providing for certain severance benefits in the event of termination or retirement. These severance provisions are described in the “Employment Agreements” section below, and certain estimates of these change of control benefits are provided in “Estimated Payments and Benefits upon Termination” below.

We believe the severance arrangements that we have with Messrs. Krutty and Paup are at or near the median of executive officers with similar roles at public companies having comparable revenues.

Benefits

Messrs. Krutty and Paup are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other U.S. employees.

Perquisites

Our use of perquisites as an element of compensation is limited and is largely based on historical practices and policies of our company. We do not view perquisites as a significant element of our comprehensive compensation structure, and while we believe that they can be used in conjunction with base salary to attract, motivate and retain individuals in a competitive environment, we are careful to review them periodically and to keep them at the lowest level possible consistent with industry practice.

Effect of Stockholder Advisory Vote on Executive Compensation

Of the 7,357,129 shares that voted (this number excludes the 84,434 shares that abstained from voting and 10,445,002 broker non-votes) on the advisory vote on executive compensation at the 2016 Annual Meeting, approximately 66% of the shares approved of our executive compensation policies and decisions. We have considered the results of this vote. From 2016 to 2017, the total amount of compensation paid to our executive officers decreased by approximately 71%. The committee and entire Board of Directors intend to continue careful review of the compensation programs and policies to assure that the compensation remains consistent with our philosophy and objectives as stated above and reflective of our financial performance.

Cash and Other Compensation

Summary Compensation Table

The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our named executive officers during the fiscal years ended December 31, 2017, 2016, and 2015:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus(1)	Stock Awards (2)	All Other Compensation	Total
Dean M. Krutty	2017	$265,000	$–	$87,500	$–	$352,500
President and Chief	2016	$255,000	$–	$23,100	$–	$278,100
Executive Officer	2015	$250,000	$–	$43,984	$–	$293,984
Thomas J. Paup	2017	$256,000	$–	$70,000	$–	$326,000
Senior Vice President –	2016	$250,000	$–	$46,200	$–	$296,200
Finance and Chief Financial Officer	2015	$250,000	$–	$44,600	$–	$294,600

(1)
Bonuses are performance-based, against criteria established by the Compensation Committee of the Board of Directors and approved by the full Board of Directors and represent cash awards for prior year company performance. See “Employment Contracts,” below.

(2)
Reflects the value of awards of restricted stock units granted to our named executive officers based on the compensation cost of their stock-based awards (the aggregate grant date fair value computed in accordance with FASB ASC Topic 718); see Note 12.b. of the Notes to Consolidated Financial Statements. The number of restricted stock units received by our named executive officers pursuant to such awards in 2017, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Krutty, 75,000; and Mr. Paup, 60,000. One-third of Mr. Krutty’s and Mr. Paup’s shares vested in 2017. The number of restricted stock units received by our named executive officers pursuant to such awards in 2016, vesting entirely after one year (dependent 33% on tenure and 67% on performance), was as follows: Mr. Krutty, 30,000; and Mr. Paup, 60,000. One-third of Mr. Krutty’s and Mr. Paup’s shares vested in 2016. No restricted stock units were issued in 2015.

Plan-Based Awards

Grants of Restricted Stock Units

During 2017, the Compensation Committee approved the grant of a total of 135,000 restricted stock units to our executive officers. The table below sets forth each equity award granted to our executive officers during the year ended December 31, 2017.

GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks	Grant Date Fair Value of Stock Awards (1)
Dean M. Krutty(2)	01/03/2017	75,000	$262,500
Thomas J. Paup(2)	01/03/2017	60,000	$210,000

(1)	Reflects the aggregate market value of restricted stock units determined based on a per share price at vesting based on the closing price of our common stock on the date of grant.
(2)	The restricted stock units vest on December 31, 2017 (dependent 33% on tenure and 67% on performance).

Vesting of Restricted Stock Awards

The following table presents awards of restricted stock units that vested during the year ended December 31, 2017.

STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Dean M. Krutty	25,000	$88,750
Thomas J. Paup	20,000	$71,000

(1)
Reflects the aggregate market value of the restricted stock units determined based on a per share price at vesting based on the closing price of our common stock on the Nasdaq Global Market on December 29, 2017 ($3.55), which was the last trading day of 2017.

Employment Contracts

Dean M. Krutty

Mr. Krutty is party to an employment agreement with us executed in March 2017, with a term running, as extended, until December 31, 2018 (automatically extending for successive one-year terms unless either party gives 45 days’ notice of intent not to extend). The employment agreement provides that Mr. Krutty will serve as our Executive Vice President – North American Operations, and will at the direction of the Board of Directors serve from time to time as acting Chief Executive Officer. Mr. Krutty is currently serving as our President and Chief Executive Officer.

Under the terms of his employment agreement as amended, Mr. Krutty is entitled to receive a base salary of $265,000, as adjusted annually for inflation.

The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Krutty’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Bonus targets were chosen for 2018 partly based upon 2018 budgetary forecasts and partly based on the achievement of other qualitative objectives to be established at the discretion of the Compensation Committee of the Board.

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

A table describing the payments that would have been due to Mr. Krutty under his employment agreement had Mr. Krutty’s employment with us been terminated at the end of 2017 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Dean M. Krutty,” below.

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

The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 16.5% of Mr. Paup’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. For 2017, 2016, and 2015, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonus that are determined on the achievement of set budgetary forecast targets for adjusted EBITDA, a non-GAAP measurement.

Mr. Paup’s employment agreement provides that if we fail to renew or we terminate his agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Mr. Paup severance in an amount of twelve times his monthly salary. Restricted shares that have vested prior to the date of termination are not forfeited under any circumstances, including termination for Cause.

A table describing the payments that would have been due to Mr. Paup under his employment agreement had Mr. Paup’s employment with us been terminated at the end of 2017 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Thomas J. Paup,” below.

Kelli L. Kellar

Ms. Kellar is party to an employment agreement with us effective in January 2018, with a term running until December 31, 2018. The employment agreement provides that Ms. Kellar will serve as our Vice President – Finance and, beginning in April 2018, as our Chief Financial Officer.

Under the terms of her employment agreement as amended, Ms. Kellar is entitled to receive a base salary of $225,000, as adjusted annually for inflation.

The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Ms. Kellar’s annual base salary then in effect, up to a maximum of 40% of her annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Bonus targets were chosen for 2018 based upon 2018 budgetary forecasts and partly based on the achievement of other qualitative objectives to be established at the discretion of the Compensation Committee of the Board.

Ms. Kellar’s employment agreement provides that if we fail to renew or we terminate her agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Ms. Kellar severance in an amount of three times her monthly salary.

Others

Other employees have entered into individual employment agreements with us. These agreements govern the basic terms of the individual’s employment, such as salary, vacation, overtime pay, severance arrangements and pension plans. They also contain provisions governing the confidentiality of information and ownership of intellectual property learned or created during the course of the employee’s tenure with us. Under the terms of these provisions, employees must keep confidential all information regarding our operations (other than information which is already publicly available) received or learned by the employee during the course of employment. This provision remains in force for five years after the employee has left our service. Further, intellectual property created during the course of the employment relationship belongs to us.

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

Potential Payments and Benefits upon Termination of Employment

This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 29, 2017 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements. For a narrative description of the severance and change in control arrangements in the current employment contracts of Messrs. Krutty and Paup and Ms. Kellar, see “– Employment Contracts,” above.

Dean M. Krutty

The following table describes the potential payments and benefits upon employment termination for Dean M. Krutty, our President and Chief Executive Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 29, 2017 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

DEAN M. KRUTTY
Payments and Benefits	Death or Incapacitation(1)	Cause(2)	Non-Renewal(3)
Base salary	$–	$–	$–
Contractual severance	265,000	–	265,000
TOTAL:	$265,000	$–	$265,000

(1)
“Incapacitation” is defined in Mr. Krutty’s employment agreement as an inability to perform his duties under his agreement that continues for a period of at least 150 consecutive days or more than 200 days in any twelve-month period.

(2)
“Cause” is defined in Mr. Krutty’s employment agreement as (i) a breach of trust by Mr. Krutty, including, for example, but without limitation, commission of an act of moral turpitude, theft, embezzlement, self-dealing or insider trading; (ii) the intentional or grossly negligent disclosure by Mr. Krutty of confidential information of or relating to us; (iii) a material breach by Mr. Krutty of his employment agreement; (iv) failure in any material respect to follow the reasonable directives of our Board of Directors, or (v) any act of, or omission by, Mr. Krutty which, in our reasonable judgment, amounts to a serious failure by Mr. Krutty to perform his responsibilities or functions or in the exercise of his authority, which failure, in our reasonable judgment, rises to a level of gross nonfeasance, misfeasance or malfeasance.

(3)
“Non-Renewal” is defined in Mr. Krutty’s employment agreement as the agreement coming to the end of the Term and not being extended or immediately succeeded by a new substantially similar employment agreement.

Thomas J. Paup

The following table describes the potential payments and benefits upon employment termination for Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 29, 2017 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

THOMAS J. PAUP
Payments and Benefits	Death or Incapacitation(1)	Cause(2)	Non-Renewal(3)
Accrued but unpaid:
Base salary	$–	$–	$–
Contractual severance	263,000	–	263,000
TOTAL:	$263,000	$–	$263,000

(1)
“Incapacitation” is defined in Mr. Paup’s employment agreement as an inability to perform his duties under his agreement that continues for a period of at least 150 consecutive days or more than 200 days in any twelve-month period.

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

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Security Ownership of Certain Beneficial Owners and Management

The following table sets forth information regarding the security ownership, as of February 28, 2018, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Jon B. Kutler (includes 1,565,000 shares owned by Admiralty Partners, Inc.)	1,761,650	(4)	6.7%
Dean M. Krutty	118,972	(5)	*
Thomas J. Paup	343,946	(6)	1.3%
Michael E. Marrus	120,903	(7)	*
Kenneth W. Cappell	73,227	(8)	*
Lawrence F. Hagenbuch	40,327	(9)	*
James J. Quinn	18,513	(10)	*
All of our directors and executive officers as a group (7 persons)	2,477,538	(11)	9.4%

*	Less than one percent.
(1)	Unless otherwise indicated in these footnotes, the address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 26,452,462 shares of common stock outstanding as of February 28, 2018. For purposes of determining beneficial ownership of our common stock, owners of options exercisable or restricted stock units that vest within 60 days of February 28, 2018 are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Jon B. Kutler and his wife are directors of Admiralty Partners, Inc. (“API”), which owns 1,565,000 shares, or 6.5%, of our common stock. The principal place of business for API is 68-1052 Honoka’ope Way, Kamuela, Hawaii 96743. Mr. and Mrs. Kutler are also settlors and trustees of two trusts that between them own an additional 159,879 shares. Accordingly, Mr. and Ms. Kutler have shared voting and dispositive power with respect to 1,724,879 shares. Mr. and Mrs. Kutler disclaim beneficial ownership of these shares except to the extent of their respective voting and/or dispositive power. Mr. Kutler also holds 11,804 shares directly, 8,756 shares of unvested restricted stock that vest within 60 days of February 28, 2018, and 16,211 unvested restricted shares. API and Mr. Robert Ehrlich and the Estate of Steven Esses (as successor to Mr. Esses) are parties to a Voting Agreement pursuant to which Mr. Ehrlich and the Estate of Steven Esses agrees to vote the shares of our common stock held by them in favor of the election of a director nominee designated by API. This obligation shall remain in effect for so long as API and its affiliates continue to beneficially own at least 750,000 shares of our common stock. All information in this footnote and in the text to which this footnote relates other than information relating directly to Mr. Kutler is based on a Schedule 13D filed by API and certain of its related entities and persons, including Mr. Kutler, with the Securities and Exchange Commission on February 3, 2016, as amended on February 26, 2016, and Forms 3, 4, and 5 filed by Mr. Kutler.

(5)	Consists of 118,972 shares held directly by Mr. Krutty. Does not include 75,000 restricted stock units, the vesting of 50,000 of which is subject to performance criteria.
(6)	Consists of 343,946 shares held directly by Mr. Paup.
(7)	Consists of 95,432 shares owned directly by Mr. Marrus, 12,761 shares of unvested restricted stock that vest within 60 days of February 28, 2018, and 12,710 unvested restricted shares.
(8)	Consists of 48,775 shares owned directly by Mr. Cappell, 8,756 shares of unvested restricted stock that vest within 60 days of February 28, 2018, and 15,696 unvested restricted shares.
(9)	Consists of 12,221 shares owned directly by Mr. Hagenbuch, 12,076 shares of unvested restricted stock that vest within 60 days of February 28, 2018, and 16,030 unvested restricted shares.
(10)	Consists of 2,217 shares owned directly by Adm. Quinn, 3,955 shares of unvested restricted stock that vest within 60 days of February 28, 2018, and 12,341 unvested restricted shares.
(11)
Includes 46,304 shares of unvested restricted stock that vest within 60 days of February 28, 2018 and 72,988 shares of unvested restricted stock. Does not include 75,000 unvested restricted stock units.

Securities Authorized for Issuance Under Equity Compensation Plans

The following table sets forth certain information, as of December 31, 2017, with respect to our 2009 and 2017 equity compensation plans, as well as any stock options previously issued by us (including individual compensation arrangements) as compensation for goods and services:

EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, war-rants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	–	–	2,430,895

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

Voting Agreements

Please see “Item 10. Directors, Executive Officers and Corporate Governance – Executive Officers, Directors and Significant Employees – Voting Agreements,” above.

Director Consulting Agreement

In connection with the API Agreement described under “Item 10. Directors, Executive Officers and Corporate Governance – Executive Officers, Directors and Significant Employees – Voting Agreements,” above, we and Mr. Jon Kutler, who is now our Chairman of the Board, entered into a consulting agreement pursuant to which Mr. Kutler agreed to provide consulting services to us for a period of three years, unless terminated earlier. Under the terms of this agreement, Mr. Kutler will receive an annual fee for the three-year term of the consulting agreement equal to the difference between $125,000 and the amount of cash and the value of any stock received by Mr. Kutler for serving on our Board.

Director Independence

For information related to director independence, see “Item 10. Directors, Executive Officers and Corporate Governance – (i) Executive Officers and Directors, (ii) Board Leadership Structure and (iii) Committees of the Board of Directors.”

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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2017 and 2016 totaled approximately $507,000 and $535,000, respectively.

➢
Audit-Related Fees. BDO billed or expected to bill us zero for the fiscal years ended December 31, 2017 and 2016, respectively, for other assurance and related services that are not directly related to the performance of the annual audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us $109,000 (including consultation related to mergers and acquisitions) and $90,000 for the fiscal years ended December 31, 2017 and 2016, respectively, for tax services.

➢	All Other Fees. BDO billed or expected to bill us an aggregate of zero for both fiscal years ended December 31, 2017 and 2016 for permitted non-audit services.

Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)           The following documents are filed as part of this report:

(1)	Financial Statements. See Index to Financial Statements on page 50 above and the financial pages following page 52 below.
(2)
Financial Statements Schedules. All schedules are omitted because of the absence of conditions under which they are required or because the required information is presented in the financial statements or related notes thereto.

(3)
Exhibits. The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings, along with hyperlinks to the applicable documents:

	Exhibit No.	Description
*	3.1	Amended and Restated Certificate of Incorporation
*	3.1.1	Amendment to Amended and Restated Certificate of Incorporation
(1)	3.1.2	Amendment to Amended and Restated Certificate of Incorporation
(2)	3.1.3	Amendment to Amended and Restated Certificate of Incorporation
(3)	3.1.4	Amendment to Amended and Restated Certificate of Incorporation
(4)	3.1.5	Amendment to Amended and Restated Certificate of Incorporation
*	3.2	Amended and Restated By-Laws
(5)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
†(6)	10.1	Third Amended and Restated Employment Agreement between Arotech Corporation and Thomas J. Paup dated May 13, 2013 and effective as of May 1, 2013
†(7)	10.1.1	Amendment dated January 13, 2015 to Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between Arotech Corporation and Thomas J. Paup
†(8)	10.1.2	Amendment dated January 26, 2017 to Third Amended and Restated Employment Agreement, dated May 13, 2013 and effective as of May 1, 2013, between Arotech Corporation and Thomas J. Paup
†(9)	10.2	Arotech Corporation 2007 Non-Employee Director Equity Compensation Plan
†(10)	10.3	Arotech Corporation 2009 Equity Incentive Plan
(11)	10.4	Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(12)	10.4.1	Amendment dated February 23, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(13)	10.4.2	Amendment dated March 25, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
†(14)	10.5	Consulting Agreement dated February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(14)	10.6	Registration Rights Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(15)	10.7	Voting Agreement dated as of February 23, 2016 between Robert S. Ehrlich, Steven Esses, and Admiralty Partners, Inc.
(16)	10.8	Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
**	10.8.1	First amendment dated June 3, 2016 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
**	10.8.2	Second amendment dated June 25, 2016 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
**	10.8.3	Third amendment dated June 1, 2016 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
**	10.8.4	Fourth amendment dated June 20, 2017 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(16)	10.9	Pledge and Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(16)	10.10	Patent and Trademark Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(17)	10.11	Settlement Agreement between Arotech Corporation and Ephraim Fields dated March 25, 2016
(18)	10.12	Lease dated October 31, 2014 between UEC Properties, LLC and UEC Electronics, LLC
†(19)	10.13	Employment Agreement between Arotech Corporation and Dean Krutty dated March 16, 2017 and effective as of January 1, 2017
†**	10.13.1	Amendment dated August 30, 2017 to Employment Agreement between Arotech Corporation and Dean Krutty dated March 16, 2017 and effective as of January 1, 2017
††(20)	10.14	Lease dated as of December 31, 2017 between Epsilor-Electric Fuel Ltd. and Industrial Buildings Company, Ltd.

	Exhibit No.	Description
†(21)	10.15	Employment Agreement between Arotech Corporation and Kelli L. Kellar effective as of January 8, 2018
(22)	10.16	Arotech Corporation 2017 Non-Employee Director Equity Compensation Plan
**	10.17	Purchase and Sale Agreement dated May 1, 2017 between FAAC Incorporated, and Oak Valley 1229, LLC
**	21.1	List of Subsidiaries of Arotech Corporation
**	23.1	Consent of BDO USA, LLP
**	31.1
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

**	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
**	101.INS	XBRL Instance Document
**	101.SCH	XBRL Taxonomy Extension Schema Document
**	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
**	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
**	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
**	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document

*
Previously-filed paper document being re-filed herewith in order to provide a hyperlink in compliance with amendments to Item 601 of Regulation S-K adopted by the Securities and Exchange Commission on March 1, 2017 and effective for filings after November 1, 2017

**	Filed herewith
†	Includes management contracts and compensation plans and arrangements
††	Summary of Hebrew original
(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(4)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(6)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2013
(7)	Incorporated by reference to our Current Report on Form 8-K filed January 14, 2015
(8)	Incorporated by reference to our Current Report on Form 8-K filed January 30, 2017
(9)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-146752), which became effective on October 17, 2007
(10)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-160717), which became effective on July 21, 2009
(11)	Incorporated by reference to our Current Report on Form 8-K filed February 3, 2016
(12)	Incorporated by reference to our Current Report on Form 8-K filed February 25, 2016
(13)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
(14)	Incorporated by reference to our Current Report on Form 8-K filed February 3, 2016
(15)	Incorporated by reference to our Current Report on Form 8-K filed February 25, 2016
(16)	Incorporated by reference to our Current Report on Form 8-K filed March 14, 2016
(17)	Incorporated by reference to our Current Report on Form 8-K filed March 28, 2016
(18)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2014
(19)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2016
(20)	Incorporated by reference to our Current Report on Form 8-K filed February 23, 2018
(21)	Incorporated by reference to our Current Report on Form 8-K filed January 8, 2018
(22)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-222465), which became effective on January 8, 2018

ITEM 16.    FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
Name: Dean M. Krutty
Title: President and Chief Executive Officer

Date:	March 15, 2018

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dean M. Krutty	President and Chief Executive Officer (Principal Executive Officer)	March 15, 2018
Dean M. Krutty

/s/ Thomas J. Paup	Senior Vice President – Finance and Chief Financial Officer	March 15, 2018
Thomas J. Paup	(Principal Financial Officer)

/s/ Colin Gallagher	Controller	March 15, 2018
Colin Gallagher	(Principal Accounting Officer)

/s/ Jon B. Kutler	Chairman of the Board and Director	March 15, 2018
Jon B. Kutler

/s/ Michael E. Marrus	Director	March 15, 2018
Michael E. Marrus

/s/ Kenneth W. Cappell	Director	March 15, 2018
Kenneth W. Cappell

/s/ Lawrence F. Hagenbuch	Director	March 15, 2018
Lawrence F. Hagenbuch

/s/ James J. Quinn	Director	March 15, 2018
James J. Quinn

Report of Independent Registered Public Accounting Firm

To the Board of Directors and Shareholders of Arotech Corporation:
Ann Arbor, Michigan

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Arotech Corporation (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2017 and 2016, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2017, in conformity with accounting principles generally accepted in the United States of America.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 15, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ BDO USA, LLP

We have served as the Company’s auditor since 2006.
Grand Rapids, Michigan
March 15, 2018

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2017	2016
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,205,246	$7,130,983
Restricted collateral deposits	283,508	268,980
Trade receivables	19,258,960	16,821,737
Unbilled receivables	16,094,515	10,981,577
Other accounts receivable and prepaid expenses	2,342,220	2,156,896
Inventories	8,654,878	10,318,021
Total current assets	51,839,327	47,678,194
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,754,789	3,177,238
Other long term receivables	184,331	56,662
Property and equipment, net	9,276,088	5,915,240
Other intangible assets, net	5,205,605	6,823,346
Goodwill	46,138,036	45,489,517
Discontinued operations	–	270,139
Total long term assets	64,558,849	61,732,142
Total assets	$116,398,176	$109,410,336

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS

In U.S. dollars

	December 31,
	2017	2016
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,560,196	$4,362,804
Other accounts payable and accrued expenses	6,640,154	5,597,558
Current portion of long term debt	2,248,043	1,828,840
Short term bank credit	5,092,088	2,973,032
Severance payable	–	2,577,472
Deferred revenues	6,778,313	6,421,271
Total current liabilities	26,318,794	23,760,977
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,709,807	3,891,710
Long term portion of debt	8,570,524	8,703,736
Deferred income tax liability	5,600,721	7,868,125
Other long term liabilities	105,112	100,742
Total long-term liabilities	18,986,164	20,564,313
Total liabilities	45,304,958	44,325,290
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2017 and 2016; Issued and outstanding: 26,395,048 and 26,438,234 shares as of December 31, 2017 and 2016, respectively	263,951	264,382
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2017 and 2016; No shares issued or outstanding as of December 31, 2017 and 2016	–	–
Additional paid-in capital	250,826,873	250,405,012
Accumulated deficit	(181,568,757)	(185,402,893)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,479,205	726,599
Total stockholders’ equity	71,093,218	65,085,046
Total liabilities and stockholders’ equity	$116,398,176	$109,410,336

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)

In U.S. dollars

	December 31,
	2017	2016	2015
Revenues	$98,722,678	$92,975,752	$96,573,947

Cost of revenues	71,082,708	64,825,416	68,456,322
Research and development expenses	3,041,130	2,722,965	3,075,362
Selling and marketing expenses	7,874,364	7,029,090	5,373,421
General and administrative expenses	11,623,900	15,308,461	16,339,027
Amortization of intangible assets	2,205,755	2,875,543	3,043,536
Total operating costs and expenses	95,827,857	92,761,475	96,287,668

Operating income	2,894,821	214,277	286,279

Other income (expense), net	(8,156)	64,832	(24,181)
Financial expense, net	(1,076,659)	(975,263)	(1,152,121)
Total other expense	(1,084,815)	(910,431)	(1,176,302)
Income (loss) from continuing operations before income tax (benefit) expense	1,810,006	(696,154)	(890,023)

Income tax (benefit) expense	(2,024,130)	783,420	1,160,946
Income (loss) from continuing operations	3,834,136	(1,479,574)	(2,050,969)
Loss from discontinued operations	–	(1,368,682)	(894,057)
Net income (loss)	3,834,136	(2,848,256)	(2,945,026)
Other comprehensive income (loss), net of $0 income tax
Foreign currency translation adjustment	1,752,606	54,925	14,634
Comprehensive income (loss)	$5,586,742	$(2,793,331)	$(2,930,392)

Income (loss) per share of common stock:
Basic – continuing operations	$0.15	$(0.06)	$(0.08)
Basic – discontinued operations	$–	$(0.05)	$(0.04)
Basic net income (loss) per share	$0.15	$(0.11)	$(0.12)

Diluted – continuing operations	$0.15	$(0.06)	$(0.08)
Diluted – discontinued operations	$–	$(0.05)	$(0.04)
Diluted net income (loss) per share	$0.15	$(0.11)	$(0.12)

Weighted average number of shares used in computing basic net income (loss) per share	26,380,312	25,494,097	23,687,733

Weighted average number of shares used in computing diluted net income (loss) per share	26,380,312	25,494,097	23,687,733

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	From	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income	equity
Balance as of January 1, 2017	26,438,234	$264,382	$250,405,012	$(185,402,893)	$(908,054)	$726,599	$65,085,046
Stock based compensation	–	–	421,430	–	–	–	421,430
Restricted stock issued	109,320	1,094	(1,094)	–	–	–	–
Restricted stock units vested	46,165	462	(462)	–	–	–	–
Restricted stock forfeitures	(198,671)	(1,987)	1,987	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	1,752,606	1,752,606
Net Income	–	–	–	3,834,136	–	–	3,834,136
Balance as of December 31, 2017	26,395,048	$263,951	$250,826,873	$(181,568,757)	$(908,054)	$2,479,205	$71,093,218

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY

In U.S. dollars

					Notes	Accumulated
			Additional		receivable	other	Total
	Common stock		paid-in	Accumulated	From	comprehensive	stockholders’
	Shares	Amount	capital	deficit	stockholders	income	equity
Balance as of January 1, 2016	24,697,335	$246,973	$246,591,415	$(182,554,637)	$(908,054)	$671,674	$64,047,371
Stock based compensation	–	–	878,007	–	–	–	878,007
Restricted stock issued	310,735	3,107	(3,107)	–	–	–	–
Sales of stock, net of offering costs	1,500,000	15,000	2,937,999	–	–	–	2,952,999
Restricted stock units vested	56,202	562	(562)	–	–	–	–
Restricted stock forfeitures	(126,038)	(1,260)	1,260	–	–	–	–
Foreign currency translation adjustment	–	–	–	–	–	54,925	54,925
Net loss	–	–	–	(2,848,256)	–	–	(2,848,256)
Balance as of December 31, 2016	26,438,234	$264,382	$250,405,012	$(185,402,893)	$(908,054)	$726,599	$65,085,046

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

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS

In U.S. dollars

	2017	2016	2015
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$3,834,136	$(2,848,256)	$(2,945,026)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,835,308	1,789,041	1,851,982
Amortization of intangible assets	2,205,755	2,875,543	3,043,536
Stock based compensation	421,430	878,007	622,315
Loss (gain) from sale of property and equipment	5,651	8,680	(781,023)
Deferred tax expense	(2,267,404)	836,561	914,543
Changes in operating assets and liabilities:
Trade receivables	(1,857,393)	659,468	194,332
Unbilled receivables	(5,085,759)	1,155,454	3,804,576
Other accounts receivable and prepaid expenses	(252,560)	(1,176,895)	148,269
Inventories	2,067,853	(652,391)	203,947
Severance pay, net	(1,894,037)	1,210,662	43,244
Trade payables	1,282,162	(1,532,471)	(858,040)
Other accounts payable and accrued expenses	1,252,630	(103,186)	(944,376)
Deferred revenues	357,041	(458,544)	(946,363)
Net cash provided by operating activities	1,904,813	2,641,673	4,351,916
CASH FLOWS FROM INVESTING ACTIVITIES:
Changes in restricted collateral deposits	14,033	(176,354)	146,443
Purchase of property and equipment	(4,824,493)	(1,555,788)	(2,002,104)
Additions to capitalized software development	(588,014)	(364,159)	(537,901)
Proceeds from sale of property and equipment	33,766	31,343	953,824
Net cash used in investing activities	$(5,364,708)	$(2,064,958)	$(1,439,738)

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS (continued)

In U.S. dollars

	2017	2016	2015
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(1,842,998)	$(16,682,823)	$(5,096,130)
Proceeds from long term debt	2,150,000	11,000,000	–
Change in short term bank credit, net	2,119,056	(1,086,968)	4,026,762
Payment of acquisition related earnout	–	–	(2,500,000)
Proceeds from sale of common stock, net of offering costs	–	2,952,999	–
Net cash provided by (used in) financing activities	2,426,058	(3,816,792)	(3,569,368)
DECREASE IN CASH AND CASH EQUIVALENTS	(1,033,837)	(3,240,077)	(657,190)
CASH DIFFERENCES DUE TO EXCHANGE RATE CHANGES	(891,900)	(237,360)	(26,174)
CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	7,130,983	10,608,420	11,291,784
CASH AND CASH EQUIVALENTS AT THE END OF THE YEAR	$5,205,246	$7,130,983	$10,608,420
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the year	$765,941	$712,558	$1,084,710
Income tax paid during the year	169,584	221,654	679,055

The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL

a.           Corporate structure:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including zinc-air and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with a location in Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv), Dimona, Israel (in Israel’s Negev desert area) and Sderot, Israel (near the Gaza Strip) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

b.           Discontinued operations

Asset Held for Sale and Discontinued Operations

In August 2016, the Board approved a strategic shift to discontinue the Flow Battery segment (“the segment”) with an effective date of August 31, 2016. The principal activities of the Flow Battery segment were research and development related and were focused on developing a commercial application based upon the Iron Flow Storage concept.  The assets of the Flow Battery segment of $270,139 were classified as held for sale as of December 31, 2016.  During the fourth quarter of 2017, it was determined that the Company was not able to execute its plan to sell the assets associated with the Flow Battery segment.  As a result, assets in the amount of $270,000 have been reclassified on the consolidated balance sheet into property and equipment, which are being used in operations and therefore not considered to be impaired as of December 31, 2017.

The amounts presented in the consolidated statements of comprehensive income as discontinued operations represented research and development and general and administrative expenses. As the Flow Battery segment was reported within the Epsilor-EFL legal entity and the legal entity has net operating loss carryforwards for which the Company has recorded a valuation allowance, there was no tax impact. Included in the Flow Battery segment’s general and administrative expenses for the year ended December 31, 2016, was a contractual buyout associated with the termination of the former Chairman of the Flow Battery segment of $524,052.

The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the year ended December 31, 2016, and 2015 was ($1,337,751) and ($879,428); and ($252,064) and ($22,075), respectively.

Unless otherwise indicated, discontinued operations are not included in the reported results. The Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–                        GENERAL (Cont.)

c.           Related parties

Note Receivable

Two former executives entered into non-recourse promissory notes whereby the Company provided the note to the executives and the executives in turn exercised stock options. The promissory notes originally accrued interest at an annual rate of 1% over the then federal funds rate. In 2008, the Company stopped accruing interest on the promissory notes. As of December 31, 2017 and 2016, the aggregate amount outstanding pursuant to this promissory note was $908,054.

UEC Facility Headquarters

On October 31, 2014, the Company entered into a lease agreement with UEC Properties, LLC, a company controlled by the former owners of UEC, and now consultants and shareholders of the Company, for land and buildings that represent the headquarters of UEC Electronics.  The lease term with UEC Properties commenced on January 1, 2015 and it extends for ten years, expiring on December 31, 2024. The 2017 monthly lease payment is $30,325 and increases at a rate of 2.5% per year through the term of the lease. Lease expense recognized in 2017 and 2016 was $364,000 and $355,000, respectively. Upon written notice, the Company and UEC Properties, LLC, may elect to terminate the lease after five years.

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

Subsequently, on February 3, 2016, the Company entered into a consulting agreement with the Investor for a period of three years. In exchange, the Company pays an annual fee equal to the difference between total accrued compensation of the Board member and $125,000. The agreement can be terminated by either party upon sufficient written notice. Total compensation expense recognized in 2017 and 2016 was $49,000 and $27,000, respectively.

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES

The consolidated financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“U.S. GAAP”).

a.           Principles of consolidation:

The consolidated financial statements include the accounts of Arotech and its wholly owned subsidiaries. Intercompany balances and transactions have been eliminated upon consolidation. The preparation of financial statements in conformity with U.S. generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

b.           Financial Statements in U.S. Dollars:

A majority of the revenues of the Company are generated in U.S. dollars (“dollars”). In addition, a substantial portion of the Company’s costs are incurred in dollars. Management believes that the dollar is the primary currency of the economic environment in which the Company operates. Thus, the functional and reporting currency of the Company including most of its subsidiaries is the dollar. Accordingly, monetary accounts maintained in currencies other than dollars are re-measured into dollars, with resulting gains and losses reflected in the consolidated statements of operations and comprehensive income as financial income or expenses, as appropriate.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The majority of transactions of Epsilor-EFL are in New Israel Shekels (“NIS”) and a substantial portion of Epsilor-EFL’s costs is incurred in NIS. Management believes that the NIS is the functional currency of Epsilor-EFL. Accordingly, the financial statements of Epsilor-EFL have been translated into dollars. All balance sheet accounts have been translated using the exchange rates in effect at the balance sheet date. Statement of operations, cash flows, and comprehensive income amounts have been translated using the weighted average exchange rate for the period. The resulting translation adjustments are reported as a component of accumulated other comprehensive income (loss) in stockholders’ equity.

c.          Cash equivalents:

Cash equivalents are short-term highly liquid investments that are readily convertible to cash with original maturities of three months or less when acquired.

d.           Restricted collateral deposits:

Restricted collateral deposits are primarily invested in highly liquid deposits which are used as security for the Company’s performance guarantees at FAAC and Epsilor-EFL.

e.           Inventories:

Inventory costs include material, labor, and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products.  Inventories are stated at lower of cost or net realizable value and expense estimates are made for excess and obsolete inventories.  Based on this evaluation, provisions are made to write inventory down to its market value. In 2017, 2016, and 2015, the Company wrote off approximately $407,000, $359,000, and $321,000, respectively, of obsolete inventory, which has been included in the cost of revenues.  Cost is determined by first-in, first-out (“FIFO”) method.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

The Company tests long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. The Company also performs a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. The Company evaluates recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that the Company expects will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the estimated fair value. When the Company recognizes an impairment loss for assets to be held and used, the Company depreciates the adjusted carrying amount of those assets over their remaining useful life.  No impairment losses were recognized for the year ended December 31, 2017.

g.           Goodwill and Other Intangible Assets:

Certain business acquisitions have resulted in the recording of goodwill and indefinite-life intangible assets, primarily trademark assets, which are not amortized.

Goodwill is tested for impairment at the reporting unit level, which is the operating segment or one level below the operating segment, also known as a component.  Two or more components of an operating segment shall be aggregated into a single reporting unit if the components have similar economic characteristics, based on an assessment of various factors.  The Company has determined that the Training and Simulation Division and the Power System Division segments are separate reporting units.

The Company performs its annual impairment assessment for goodwill and other indefinite-life intangible assets as of December 31 or more frequently if events or changes in circumstances indicate that the asset might be impaired.

When testing goodwill for impairment, the Company may conduct a qualitative assessment by analyzing a variety of factors that could influence the fair value of the reporting unit or indefinite-life intangible, including, but not limited to: the results of prior quantitative assessments performed; changes in the carrying amount of the reporting unit or indefinite-life intangible; actual and projected revenue and operating margin; relevant market data for both the Company and its peer companies; industry outlooks; macroeconomic conditions; liquidity; changes in key personnel; and the Company’s competitive position. The Company uses significant judgment to evaluate the totality of these events and factors to make the determination of whether it is more likely than not that the fair value of the reporting unit or indefinite-life intangible is less than its carrying value.

If the Company determines that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it then performs the impairment evaluation using a quantitative assessment. Under the quantitative assessment, the first step identifies whether there is a potential impairment by comparing the fair value of a reporting unit to the carrying amount, including goodwill. If the carrying amount of a reporting unit exceeds the fair value, then a test is performed to determine the implied fair value of goodwill. An impairment loss is recognized based on the amount that the carrying amount of goodwill exceeds the implied fair value. When measuring the fair value of its reporting units in the quantitative assessment, the Company uses widely accepted valuation techniques, applying a combination of the income approach (discounted cash flows) and market approach (market multiples). When preparing discounted cash flow models under the income approach, the Company uses internal forecasts to estimate future cash flows expected to be generated by the reporting units. To discount these cash flows, the Company uses the expected cost of equity, determined by using a capital asset pricing model. The Company believes the discount rates used appropriately reflect the risks and uncertainties in the financial markets generally and specifically in the Company’s internally-developed forecasts. When using market multiples under the market approach, the Company applies comparable publicly traded companies’ multiples (e.g., earnings or revenues) to its reporting units’ actual results.

h.           Revenue recognition:

The Company is a defense and security products and services company, engaged in two business areas: interactive simulation for military, law enforcement and commercial markets; and power systems and batteries for the military, commercial and medical markets. During 2017, 2016, and 2015, the Company recognized revenues (i) from the sale and customization of interactive training systems and from the maintenance services in connection with such systems (Training and Simulation Division); (ii) from the sale of batteries, chargers and adapters, and under certain development contracts; and (iii) from the sale of lifejacket lights (Power Systems Division).

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

i.           Trade receivables

The Company records trade accounts receivable at net realizable value. This value includes an appropriate allowance for estimated uncollectible accounts to reflect any loss anticipated on the trade accounts receivable balances and charged to the provision for doubtful accounts. The Company calculates this allowance based on its history of write-offs, the level of past-due accounts based on the contractual terms of the receivables, and its relationships with, and the economic status of, its customers. During the years ended December 31, 2017 and 2016, the Company made no provisions or had any recoveries of doubtful accounts and had no reserves at either year end. The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations.

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

k.           Research and development cost:

The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized by the greater of the amount computed using: (i) the ratio that current gross revenues from sales of the software bears to the total of current and anticipated future gross revenues from sales of that software, or (ii) the straight-line method over the estimated useful life of the product (one to three years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analyses, management believes that no impairment of capitalized software development costs exists as of December 31, 2017.

In 2017 and 2016, the Training and Simulation Division capitalized approximately $588,000 and $364,000, respectively, in software development costs that will be amortized on a straight-line method over 2 years, the useful life of the software.

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

Accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial statements. See Income Tax Footnote to the Consolidated Financial Statements for more information regarding income taxes (Note 13).

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

The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements as of December 31, 2017 and 2016.

n.           Basic and diluted net income per share:

Basic net income per share is computed based on the weighted average number of shares of common stock and participating securities outstanding during each year.  Diluted net income per share includes the dilutive effect of additional potential common stock issuable under its share-based compensation plans, using the “treasury stock” method. Unvested restricted stock issued to its employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted net income per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted net loss per share. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net income per share were none, none, and 602,740 for the years ended December 31, 2017, 2016, and 2015, respectively.

o.           Accounting for stock-based compensation:

Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The costs are amortized over the straight line vesting period. The Company granted restricted stock and restricted stock units in 2017, 2016, and 2015. The Company typically uses a 5-10% forfeiture rate for restricted stock and restricted stock units and adjusts both forfeiture rates based on historical forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

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

The fair values of long-term promissory notes are estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt and contractual severance approximates the estimated fair values at December 31, 2017, based upon the Company’s ability to acquire similar debt or fulfill similar obligations at similar maturities (Level 3).

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

In addition, according to certain employment agreements, the Company is obligated to provide for a special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. During the years ended December 31, 2017, 2016, and 2015, the Company had made provisions of $106,000, $1,022,000, and $143,000, respectively, for this special severance pay.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 2:–                        SIGNIFICANT ACCOUNTING POLICIES (Cont.)

As of December 31, 2017 and 2016 the unfunded severance pay amounted to $142,000 and $2,130,000, respectively. Severance expenses from continuing operations for the years ended December 31, 2017, 2016, and 2015, amounted to $728,000, $1,389,000, and $625,000, respectively.

In December 2016, the Company and its former Chief Executive Officer (“former Executive”) signed an agreement whereby the Company and the former Executive agreed to early termination of the former Executive’s employment agreement. The additional expense and accrual, included above, related to this termination, were approximately $925,000 and $2,050,000, respectively.

r.           Advertising costs:

The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2017, 2016, and 2015 was approximately $94,000, $72,000, and $159,000, respectively.

s.           New accounting pronouncements:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, Accounting Standards Codification (“ASC”) 606. The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2015 and 2016, will supersede nearly all current U.S. GAAP guidance on this topic and eliminate industry-specific guidance. The underlying principle is to use a five-step analysis of transactions to recognize revenue when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received for those goods or services. Additionally, the new standard requires enhanced disclosures about the nature, amount, timing, and uncertainty of revenue and cash flows arising from customer contracts, including revenue recognition policies to identify performance obligations, assets recognized from costs incurred to obtain and fulfill a contract, and significant judgments in measurement and recognition.  The Company’s task force has reviewed significant contracts with customers and the promised goods and/or services associated with the revenue streams for each segment.  The Company has evaluated the distinct performance obligations and the pattern of revenue recognition of these significant contracts in advance of the implementation of the standard. In our review of contracts in each revenue stream, the Company noted no material impact in the implementation of the standard.  The Company has determined the impact of adopting the standard on its control framework and notes minimal, insignificant changes to its system and other controls process. The standard, as amended, will be effective for annual periods beginning after December 15, 2017, including interim periods within that reporting period. The Company adopted the standard on a modified retrospective basis on January 1, 2018.  The Company is finalizing the impact of topic 606 on the disclosures for its financial statement footnotes and expects the disclosures to be enhanced in the first quarter of 2018.

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

In August 2016, the FASB issued ASU No. 2016-15 (Topic 230): Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance on eight specific cash flow issues for which the current accounting framework does not provide specific guidance. The amendments are effective for annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period.   The Company finalized its analysis and the adoption of this guidance will not have a material impact on its consolidated financial statements and its internal controls over financial reporting.

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

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business. The amendments provide a more robust framework to use in determining when a set of assets and activities is a business. The amendments are effective for annual periods beginning after December 15, 2017 with a limited scope of early adoption.  The adoption of this new standard did not impact the Company and will apply for any future acquisitions.

In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220):  Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”).  The accounting standard allows for the optional reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings that arise due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amount of the reclassification would reflect the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act and other income tax effects of the Tax Act on items remaining in accumulated other comprehensive income.  The standard, will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted.  The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

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

w.          Business Combinations:

The Company recognizes the assets acquired and liabilities assumed in business combinations on the basis of their fair values at the date of acquisition. The Company assesses the fair value of assets, including intangible assets, using a variety of methods and each asset is measured at fair value from the perspective of a market participant. The method used to estimate the fair values of intangible assets incorporates significant assumptions regarding the estimates a market participant would make in order to evaluate an asset, including a market participant’s use of the asset and the appropriate discount rates for a market participant. Assets recorded from the perspective of a market participant that are determined to not have economic use for us are expensed immediately. Any excess purchase price over the fair value of the net tangible and intangible assets acquired is allocated to goodwill. Transaction costs and restructuring costs associated with a business combination are expensed as incurred.

NOTE 3:–                        RESTRICTED COLLATERAL DEPOSITS

The following is a summary of restricted collateral deposits as of December 31, 2017 and 2016:

	December 31,
	2017	2016

Deposits in connection with Epsilor/EFL projects	$283,508	$268,980
Total restricted collateral deposits	$283,508	$268,980

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 4:–                        OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES

The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2017 and 2016:

	December 31,
	2017	2016

Government authorities	$733,360	$877,670
Israeli statutory severance pay fund	–	455,172
Employees	67,504	60,296
Prepaid expenses	1,359,055	761,257
Other	182,301	2,501
Total	$2,342,220	$2,156,896

NOTE 5:–                        INVENTORIES

The following is a summary of inventories as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Raw and packaging materials	$6,843,479	$8,512,006
Work in progress	718,085	917,582
Finished products	1,093,314	888,433
Total	$8,654,878	$10,318,021

NOTE 6:–                        PROPERTY AND EQUIPMENT, NET

a.           Composition of property and equipment is as follows:

	December 31,
	2017	2016
Cost:
Computers and related equipment	$3,500,548	$2,733,722
Motor vehicles	962,095	717,543
Office furniture and equipment	1,664,035	1,571,364
Machinery, equipment and installations	9,522,420	7,760,341
Buildings	4,344,803	1,716,924
Land	300,000	300,000
Leasehold improvements	1,959,587	2,172,253
Demo inventory	1,683,484	1,791,751
	23,936,972	18,763,898
Accumulated depreciation:
Computers and related equipment	2,590,718	2,415,842
Motor vehicles	324,433	248,248
Office furniture and equipment	1,479,613	1,356,671
Machinery, equipment and installations	6,928,337	5,805,540
Buildings	729,051	408,194
Leasehold improvements	1,284,742	1,219,113
Demo inventory	1,323,990	1,395,050
	14,660,884	12,848,658
Property and equipment, net	$9,276,088	$5,915,240

b.           Depreciation expense amounted to $1,835,308, $1,752,084, and $1,851,982 for the years ended December 31, 2017, 2016 and 2015, respectively.  In 2016, the Company had additional depreciation expense of $36,957 in its discontinued operations.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a.           Goodwill

Goodwill and indefinite lived assets are assessed annually or more frequently if events or changes in circumstances indicate that the asset might be impaired.  For the years ended December 31, 2017 and 2016, respectively,  the Company performed a qualitative assessment for its Training and Simulation reporting unit and the Company determined that it was more likely than not that the fair values of its reporting unit exceeded its carrying value.

For its Power Systems reporting unit, the Company determined that it was necessary to perform a quantitative assessment of goodwill for the purpose of determining whether an impairment existed at December 31, 2017. When conducting this analysis, the Company engaged third party valuation experts with a detailed understanding of its Power Systems reporting unit to perform a valuation of the Power Systems reporting unit on a going concern basis. The Company prepared a discounted cash flow analysis over a five year period so as to derive a reasonable view of the cash flows that the Power Systems reporting unit are projected to generate from 2018-2022.  As a result of its quantitative analysis, in which the Company computed the fair value of the Power Systems reporting unit, the Company concluded that the fair value of the reporting unit exceeded the reporting unit’s carrying value by approximately 22%.

The Company also considered its current market capitalization compared to the sum of the estimated fair values of its reporting units in conjunction with each impairment assessment. As of the December 31, 2017 valuation date, its market capitalization was approximately $92.1 million, which did not, in management’s view, suggest that the fair value estimates used in its impairment assessment required any adjustment.

As a result of these analyses, the Company concluded that the goodwill recorded in relation to the Power Systems reporting unit was not impaired at December 31, 2017.

A summary of the goodwill by business segment is as follows:

	December 31, 2016	Additions	Adjustments (currency)	December 31, 2017
Training and Simulation Division	$24,435,641	$–	$–	$24,435,641
Power Systems Division	21,053,876	–	648,519	21,702,395
Total	$45,489,517	$–	$648,519	$46,138,036

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 7:–                        GOODWILL AND OTHER INTANGIBLE ASSETS, NET (Cont.)

b.           Other intangible assets:

		December 31,
		2017		2016
	Original Useful life	Cost	Net book value	Cost	Net book value
Technology	4 - 8 years	$9,988,000	$980,750	$9,988,000	$1,617,000
Capitalized software costs	1 - 3 years	5,562,119	741,355	4,974,105	542,220
Trademarks	10 years	28,000	–	28,000	2,800
Backlog/customer relationship	1 - 10 years	2,844,000	–	2,844,000	8,826
Covenant not to compete	6 years	400,000	76,000	400,000	172,000
Customer list	2 - 10 years	14,173,645	2,608,500	14,173,645	3,681,500
		32,995,764	$4,406,605	32,407,750	$6,024,346
Less - accumulated amortization		(28,589,159)		(26,383,404)
Amortized cost		4,406,605		6,024,346
Trademarks (indefinite lives)		799,000		799,000
Net book value		$5,205,605		$6,823,346

Amortization expense amounted to $2,205,755, $2,875,543, and $3,043,536 for the years ended December 31, 2017, 2016 and 2015, respectively, including amortization of capitalized software costs of $397,000, $88,010, and $255,000, respectively.

c.           Estimated amortization expenses, using both straight line and accelerated amortization methods, for the years shown is as follows:

Year ending December 31,
2018	$1,779,682
2019	1,113,422
2020	574,500
2021	291,500
2022	222,000
Thereafter	425,501
Total	$4,406,605

Goodwill and other intangible assets are adjusted on a quarterly basis for any change due to currency fluctuations and any variation is included in the accumulated other comprehensive income on the consolidated balance sheets.

NOTE 8:–                        LOANS

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at December 31, 2017 was 5.0%. The balance at December 31, 2017 and December 31, 2016 was $5.1 million and $3.0 million, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 8:–                        LOANS (Cont.)

The maturity of the Term Loan A is March 11, 2021.  Term Loan A maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of Term Loan A consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at December 31, 2017 was 5.25%. The balance at December 31, 2017 and December 31, 2016 was $7.7 million and $9.3 million, respectively.

During the quarter ended June 30, 2017, the Company purchased land and a building, previously leased by its Training and Simulation Division, in Ann Arbor, Michigan. As a result, the Company now maintains two Mortgage Loans (“Term Loans B and C”). The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at December 31, 2017 was 5.25%.  At December 31, 2017, the balance of Term Loans B and C was $3.1 million and at December 31, 2016 the balance of Term Loan B was $967,000.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at December 31, 2017.
The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.

Minimum loan payments for the Term and Mortgage Loans are as follows:

Minimum loan payments	December 31,
2018	$2,248,043
2019	2,208,721
2020	2,836,779
2021	1,144,088
2022	154,464
Thereafter	2,226,472
Total	$10,818,567

NOTE 9:–                        OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES

The following is a summary of other accounts payable and accrued expenses as of December 31, 2017 and 2016:

	December 31,
	2017	2016
Employees and payroll accruals	$3,309,950	$3,068,035
Accrued vacation pay	1,082,105	958,160
Accrued expenses	1,205,713	808,284
Government authorities	1,042,386	763,079
Total	$6,640,154	$5,597,558

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 10:–                      COMMITMENTS AND CONTINGENT LIABILITIES

a.           Royalty commitments:

Under Epsilor-EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, Epsilor-EFL is required to pay royalties at the rate of 3%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. Amounts due in respect of projects approved after 1999 also bear interest at the LIBOR rate. Epsilor-EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, Epsilor-EFL will not be obligated to pay any royalties or refund the grants. During 2017, 2016, and 2015, Epsilor-EFL received grants in the total amount of $461,894, $612,249, and $322,820, respectively.

No royalties were expensed for 2017, 2016 and 2015, respectively.

b.           Lease commitments:

The Company rents its facilities under various operating lease agreements, which expire on various dates through 2022. The minimum rental payments under non-cancelable operating leases are as follows:

December 31	Minimum rental payments
2018	$851,812
2019	739,538
2020	362,890
2021	356,481
2022	278,214
Thereafter	169,471
Total	$2,758,406

Total rent expense for the years ended December 31, 2017, 2016, and 2015, were $1,332,758, $1,418,136, and $1,404,183, respectively.

c.           Guarantees:

The Company obtained bank guarantees in the amount of $356,775 in connection with (i) obligations of one of the Company’s subsidiaries to the Israeli customs authorities, and (ii) the obligation of one of the Company’s subsidiaries to secure the return of products loaned to the Company from one of its customers.

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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–                      COSTS AND ESTIMATED EARNINGS ON UNCOMPLETED CONTRACTS

Billings in excess of costs generated under the percentage-of-completion method are recorded as deferred revenues until the revenue recognition criteria are met. Deferred revenues also include unearned amounts received under maintenance and support services and customer deposits of $200,069 and $346,552 for 2017 and 2016, respectively.

The following is a summary of the costs and estimated earnings on contracts as of December 31, 2017 and 2016. Open contracts are expected to be completed in the following year.

	Year ended December 31,
	2017	2016
Costs incurred on contracts	$82,639,071	$153,324,167
Estimated earnings	22,047,955	20,754,754
	104,687,026	174,078,921
Less billings to date	(91,605,492)	(166,017,018)
Total	$13,081,534	$8,061,903

Costs and estimated earnings in excess of billings	$16,094,515	$10,981,577
Billings in excess of costs and estimated earnings (included in deferred revenues)	(3,012,981)	(2,919,674)
Total	$13,081,534	$8,061,903

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

1.           2007 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 136,205 were available for future grants to outside directors as of December 31, 2017. In May 2017, the stockholders of the Company approved a new non-employee director equity compensation plan.

2.           2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 2,709,896 were available for future grants to employees and consultants as of December 31, 2017.

3.           Under these plans, restricted shares and restricted stock units generally vest after one to three years or pursuant to defined performance criteria; in the event that employment is terminated within that period, unvested restricted shares and restricted stock units generally revert back to the Company.

4.           Stock compensation expense is recorded ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of comprehensive income in respect of restricted shares and restricted stock units to employees and directors in 2017, 2016, and 2015, was $421,000, $878,000, and $622,000, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 12:–                      STOCKHOLDERS’ EQUITY (Cont.)

5.           A summary of the status of the Company’s restricted shares and restricted stock units granted as of December 31, 2017 and 2016, and changes during the years ended on those dates, is presented below:

 Restricted Shares and Restricted Stock Units:

	2017		2016		2015
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Non-vested at the beginning of the year	482,298	$2.41	516,952	$2.94	920,678	$2.99
Changes during year:
Restricted stock granted	109,320	$3.20	310,735	$2.39	57,028	$2.89
Restricted units granted	198,000	$3.50	150,500	$2.31	–	$–
Vested	(166,847)	$2.45	(220,630)	$2.86	(451,122)	$3.15
Forfeited	(249,340)	$2.34	(275,259)	$2.96	(9,632)	$2.38
Non-vested at the end of the year	373,431	$3.25	482,298	$2.41	516,952	$2.94
Restricted shares vested at end of year	3,793,427	$2.27	3,626,580	$2.26	3,405,960	$2.22

6.           The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2017 was $137,000. The weighted average period over which this compensation cost is expected to be recognized is approximately one and a half years.

NOTE 13:–                      INCOME TAXES

a.           General:

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad complex changes to the U.S. tax code including, but not limited to, reduction of the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creates new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest.

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act.  SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act.  Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements.  For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.

The Company has recorded a provisional deferred income tax benefit of $3.2 million in the period ended December 31, 2017 related to the change in corporate tax rate from 35% to 21% as a result of the Tax Act.  The Company requires additional time to complete its analysis of the impacts of the Tax Act and therefore its accounting for the Tax Act is provisional but is a reasonable estimate based on available information.  The Company will complete its analysis and finalize its accounting for this provisional estimate during the one-year measurement period as prescribed by SAB 118.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      INCOME TAXES (Cont.)

For the year ended December 31, 2017, the Company was not required to record any provisional amounts for the Company’s foreign subsidiary relating to the one-time tax on accumulated foreign earnings provision of the Tax Act due to the accumulated net loss position of the foreign subsidiary.

Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries.

The Tax Act limits net operating loss (“NOL”) deductions to 80 percent of taxable income for tax years beginning after December 31, 2017. The amendments disallow the carryback of NOLs but allow for the indefinite carryforward of NOLs, which would be considered an indefinite lived asset.

As of December 31, 2017, the Company had net operating loss (“NOL”) carryforwards for U.S. federal income tax purposes of $40.7 million, which are available to offset future taxable income, if any, expiring in 2021 through 2037. Utilization of U.S. net operating losses is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.

At December 31, 2017, the Company had net deferred tax assets before valuation allowance of $37.5 million. The deferred tax assets are primarily composed of federal, state and foreign tax NOL carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a full valuation allowance has been established to offset its net deferred tax assets. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.

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

The Company has also evaluated its income tax positions under FASB ASC 740-10 as of December 31, 2017 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      INCOME TAXES (Cont.)

The Company files income tax returns, including returns for its subsidiaries, with federal, state, local and foreign jurisdictions. The Company files consolidated tax returns for its U.S. entities.

b.           Israeli subsidiary (Epsilor-EFL):

Epsilor-EFL’s tax rate was 24% for 2017, 25% for 2016 and 26.5% for 2015. In addition, dividends paid from the profits of Epsilor-EFL are subject to tax at the rate of 15% in the hands of their recipient. Management has indicated that it has no intention of declaring a dividend.

The Israeli government has established certain development zones so as to incentivize business development and export activities. Companies that reside in this zone and meet certain criteria are subject to a favorable tax rates. Epsilor-EFL is located in an approved development zone, however, currently does not meet the criteria established by the government to obtain the tax incentives.

As of December 31, 2017, the Company has tax loss carryforwards, generated by the predecessor of Epsilor-EFL, of $91.5 million, which is available indefinitely to offset future taxable income. Due to the 2009 merger of EFL-Epsilor, the utilization of the tax loss carryforward is subject to annual limitations.

c.           Consolidated deferred income taxes:

Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and amounts used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

	December 31,
	2017	2016
U.S. operating loss carryforward	$9,271,258	$16,869,205
Foreign operating loss carryforward	21,949,779	19,696,756
Total operating loss carryforward	31,221,037	36,565,961

Temporary differences:
Compensation and benefits	1,530,669	2,417,056
Warranty reserves	871,219	1,263,499
Foreign temporary differences	684,230	1,112,113
Definite lived intangible assets	1,696,965	304,063
Fixed assets	968,053	1,458,138
AMT credit	387,068	387,068
All other temporary differences	524,781	(57,646)
Total temporary differences	6,662,985	6,884,291

Deferred tax asset before valuation allowance	37,884,022	43,450,252
Valuation allowance	(37,496,954)	(43,063,184)
Total deferred tax asset	$387,068	$387,068

Deferred tax liability – intangible assets	$5,987,789	$8,255,193
Net deferred tax liability – intangible assets	$5,600,721	$7,868,125

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
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 13:–                      INCOME TAXES (Cont.)

d.           Income from continuing operations before taxes on income are as follows:

	Year ended December 31
	2017	2016	2015
Domestic	$476,327	$(2,133,486)	$(3,071,694)
Foreign	1,333,679	1,437,332	2,181,671
	$1,810,006	$(696,154)	$(890,023)

e.           Taxes on income were comprised of the following:

	Year ended December 31
	2017	2016	2015
Current federal taxes	$–	$–	$–
Current state and local taxes	47,316	(24,634)	246,403
Deferred taxes	(2,267,404)	836,561	914,543
Foreign taxes	241,267	–	–
Taxes in respect of prior years	(45,309)	(28,507)	–
(Benefit)/expense	$(2,024,130)	$783,420	$1,160,946

f.            A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the Statements of Comprehensive Income is as follows:

	Year ended December 31,
	2017	2016	2015
Income (loss) from continuing operations before taxes	$1,810,006	$(696,154)	$(890,023)

Statutory tax rate	34%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$615,402	$(236,692)	$(302,608)
Deferred taxes for which valuation allowance was provided	497,850	589,912	1,413,567
Non-deductible expenses	74,153	22,746	31,841
State taxes, net of federal benefit	31,228	(16,258)	181,771
Foreign income in tax rates other than U.S. rate	(36,925)	452,219	(163,625)
Taxes in respect of prior years	(45,309)	(28,507)	–
Re-measurement of deferred taxes	(3,160,529)	–	–

Actual tax expense	$(2,024,130)	$783,420	$1,160,946

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 14:–                      FINANCIAL INCOME (EXPENSE)

Financial income (expense), net:

	Year ended December 31,
	2017	2016	2015
Financial expenses:
Interest, bank charges and fees	$(828,154)	$(927,390)	$(1,202,224)
Foreign currency transaction differences, net	(248,505)	(47,873)	–
Total financial expenses	(1,076,659)	(975,263)	(1,202,224)

Financial income:
Foreign currency transaction differences, net	–	–	50,103
Total financial income	–	–	50,103

Financial expense, net	$(1,076,659)	$(975,263)	$(1,152,121)

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

b.           The following is information about reportable segment gains, losses and assets and are presented after the elimination of intra-segment revenues and expenses:

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:–                      SEGMENT INFORMATION (Cont.)

2017	Training and Simulation Division	Power Systems Division	Corporate	Total Company

Revenues from outside customers	$50,254,324	$48,468,354	$-	$98,722,678
Depreciation and amortization expenses (1)	(963,060)	(3,073,365)	(4,638)	(4,041,063)
Direct expenses (2)	(41,644,547)	(46,614,138)	(3,536,265)	(91,794,950)
Segment income (loss)	7,646,717	(1,219,149)	(3,540,903)	2,886,665
Financial expense	(122,875)	(255,835)	(697,949)	(1,076,659)
Income tax (expense) benefit	(41,391)	(195,592)	2,261,113	2,024,130
Net income (loss)	$7,482,451	$(1,670,576)	$(1,977,739)	$3,834,136
Segment assets (4)	$52,075,040	$61,216,020	$3,107,116	$116,398,176
Additions to long-lived assets	$2,996,452	$2,416,055	$–	$5,412,507

2016	Training and Simulation Division	Power Systems Division	Corporate	Total Company

Revenues from outside customers	$46,358,794	$46,616,958	$–	$92,975,752
Depreciation and amortization expenses (1)	(1,113,001)	(3,531,851)	(19,732)	(4,664,584)
Direct expenses (2)	(37,637,110)	(43,682,708)	(6,712,241)	(88,032,059)
Segment income (loss)	7,608,683	(597,601)	(6,731,973)	279,109
Financial expense	(41,397)	(87,371)	(846,495)	(975,263)
Income tax (expense) benefit	24,634	28,507	(836,561)	(783,420)
Net income (loss)	$7,591,920	$(656,465)	$(8,415,029)	$(1,479,574)
Segment assets	$43,740,316	$58,955,828	$6,444,053	$109,140,197
Additions to long-lived assets	$586,068	$1,081,815	$–	$1,667,883

2015	Training and Simulation Division	Power Systems Division	Corporate	Total Company

Revenues from outside customers	$54,617,611	$41,956,336	$–	$96,573,947
Depreciation and amortization expenses (1)	(912,930)	(3,957,368)	(25,220)	(4,895,518)
Direct expenses (2)	(44,711,979)	(41,863,776)	(4,840,578)	(91,416,331)
Segment income (loss)	8,992,702	(3,864,808)	(4,865,798)	262,098
Financial income (expense)	(59,791)	21,432	(1,113,762)	(1,152,121)
Income tax expense	(233,106)	–	(927,840)	(1,160,946)
Net income (loss)	$8,699,805	$(3,843,376)	$(6,907,400)	$(2,050,969)
Segment assets	$57,433,489	$59,498,304	$492,922	$117,424,715
Additions to long-lived assets (3)	$1,139,074	$1,374,354	$4,501	$2,540,005

(1)          Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)          Including, inter alia, sales and marketing, general and administrative, research and development and other income.
(3)          Includes intangible assets associated with the acquisition of UEC.
(4)          Cash balances previously reported in the Training and Simulation Division in 2015 were reported in Corporate in 2016 and 2017.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 15:–                      SEGMENT INFORMATION (Cont.)

c.           Summary information about geographic areas:

The following discloses total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2017, 2016, and 2015:

	2017		2016		2015
	Total revenues	Long-lived Assets	Total revenues	Long-lived Assets	Total revenues	Long-lived assets
U.S.A.	$71,543,220	$50,361,031	$72,645,752	$49,883,172	$77,715,872	$52,938,660
Israel	17,631,139	10,258,698	13,944,078	8,308,931	14,114,688	8,299,367
Canada	1,147,679	–	2,435,134	–	587,516	–
Taiwan	–	–	690,080	–	–	–
Mexico	2,528,220	–	590,919	–	–	–
India	7,818	–	228,449	–	–	–
Japan	770,439	–	182,996	–	–	–
Germany	226,806	–	115,509	–	1,076,872	–
Australia	–	–	75,513	–	109,041	–
Korea	166,271	–	260	–	875,593	–
Saudi Arabia	–	–	–	–	548,837	–
China	2,214,436	–	–	–	154,803	–
U.A.E.	15,209	–	–	–	–	–
Other	2,471,441	–	2,067,062	–	1,390,725	–
	$98,722,678	$60,619,729	$92,975,752	$58,192,103	$96,573,947	$61,238,027

d.           Revenues from major customers (as a percentage of consolidated revenues):

Other than for sales to various branches of the United States Military, which accounted for 33%, 41%, and 48% of consolidated continuing revenues for 2017, 2016 and 2015, respectively, no single customer accounted for more than 10% of revenues for any of the three years presented.

e.           Revenues from major products:

	Year ended December 31,
	2017	2016	2015
Simulators	$50,254,324	$46,358,794	$54,617,611
Batteries and charging systems	44,001,695	42,574,102	37,331,372
Water activated batteries	4,466,659	4,042,856	4,624,964
Total	$98,722,678	$92,975,752	$96,573,947

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–                      WARRANTY

The following is a summary of the deferred warranty revenue in the Simulation Division included in total deferred revenue as of December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Balance at beginning of period	$2,702,615	$3,358,866
Deferred revenue	3,864,556	3,344,498
Revenue recognized	(3,179,400)	(4,000,749)
Balance at end of period	$3,387,771	$2,702,615

The following is a summary of the warranty liability in the Power Systems Division that is also included in deferred revenue as of December 31, 2017 and 2016:

	Year ended December 31,
	2017	2016
Balance at beginning of period	$202,429	$380,904
New reserves	88,223	136,668
Costs incurred	(113,699)	(315,143)
Balance at end of period	$176,953	$202,429

NOTE 17:–                      QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Fiscal year ended December 31, 2017:
Revenues	$22,347	$21,449	$25,931	$28,996
Gross profit	6,480	5,982	7,257	7,921
Net (loss) income*	(768)	(594)	787	4,409
Basic net income/(loss) per common share	$(0.03)	$(0.02)	$0.03	$0.17

Diluted net income/(loss) per common share	$(0.03)	$(0.02)	$0.03	$0.17

Fiscal year ended December 31, 2016:
Revenues	$25,406	$21,780	$24,301	$21,489
Gross profit	7,694	6,995	7,864	5,597
Net (loss) income	(382)	(569)	1,505	(2,034)
Basic net income/(loss) per common share	$(0.02)	$(0.02)	$0.06	$(0.08)

Diluted net income/(loss) per common share	$(0.02)	$(0.02)	$0.06	$(0.08)

*Net income for the fourth quarter of 2017 included $3.2 million in federal income tax benefit to revalue the deferred tax liability under the newly enacted federal income tax rate.