Form 10-Q
period 2018-03-31
AROTECH CORP
filed 2018-05-10
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2018.

Commission file number: 0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of May 8, 2018 was 26,498,862.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I

ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$8,027,749	$5,205,246
Restricted collateral deposits	192,530	283,508
Trade receivables	14,329,092	19,258,960
Unbilled receivables	18,608,467	16,094,515
Other accounts receivable and prepaid expenses	1,797,475	2,342,220
Inventories	8,972,001	8,654,878
Total current assets	51,927,314	51,839,327
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,745,437	3,754,789
Other long term receivables	180,615	184,331
Property and equipment, net	9,124,343	9,276,088
Other intangible assets, net	4,690,694	5,205,605
Goodwill	46,138,036	46,138,036
Total long term assets	63,879,125	64,558,849
Total assets	$115,806,439	$116,398,176

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars, except share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,270,494	$5,560,196
Other accounts payable and accrued expenses	5,156,714	6,640,154
Current portion of long term debt	2,244,816	2,248,043
Short term bank credit	6,223,506	5,092,088
Deferred revenues	6,500,046	6,778,313
Total current liabilities	25,395,576	26,318,794
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,744,908	4,709,807
Long term portion of debt	8,010,160	8,570,524
Deferred income tax liability	5,828,034	5,600,721
Other long term liabilities	108,874	105,112
Total long-term liabilities	18,691,976	18,986,164
Total liabilities	44,087,552	45,304,958
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2018 and December 31, 2017; Issued and outstanding: 26,452,462 shares and 26,395,048 shares as of March 31, 2018 and December 31, 2017, respectively	264,525	263,951
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2018 and December 31, 2017; No shares issued or outstanding as of March 31, 2018 and December 31, 2017	–	–
Additional paid-in capital	250,880,639	250,826,873
Accumulated deficit	(180,973,168)	(181,568,757)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,454,945	2,479,205
Total stockholders’ equity	71,718,887	71,093,218
Total liabilities and stockholders’ equity	$115,806,439	$116,398,176

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2018	2017
Revenues	$27,248,509	$22,347,445

Cost of revenues	19,537,081	15,867,498
Research and development expenses	1,036,702	995,434
Selling and marketing expenses	1,878,073	1,995,967
General and administrative expenses	3,225,934	3,017,218
Amortization of intangible assets	514,911	697,993
Total operating costs and expenses	26,192,701	22,574,110

Operating income (loss)	1,055,808	(226,665)

Other income, net	3	12,154
Financial expense, net	(213,108)	(333,857)
Total other expense	(213,105)	(321,703)
Income (loss) before income tax expense	842,703	(548,368)

Income tax expense	247,114	219,940
Net income (loss)	595,589	(768,308)

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	(24,260)	915,032
Comprehensive income	$571,329	$146,724

Loss per share of common stock:
Basic net income (loss) per share	$0.02	$(0.03)
Diluted net income (loss) per share	$0.02	$(0.03)
Weighted average number of shares used in computing basic net income (loss) per share	26,447,090	26,169,228
Weighted average number of shares used in computing diluted net income (loss) per share	26,447,090	26,169,228

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$595,589	$(768,308)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	481,491	419,469
Amortization of intangible assets	514,911	697,993
Stock based compensation	108,495	106,833
Deferred tax provision	227,313	228,636
Changes in operating assets and liabilities:
Trade receivables	4,907,024	(639,508)
Unbilled receivables	(2,513,952)	1,615,635
Other accounts receivable and prepaid expenses	546,999	(199,253)
Inventories	(324,646)	751,980
Severance pay, net	32,042	(2,228,122)
Trade payables	(292,733)	961,693
Other accounts payable and accrued expenses	(1,489,424)	187,371
Deferred revenues	(278,267)	(1,059,056)
Net cash provided by operating activities	2,514,842	75,363
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(330,820)	(629,115)
Additions to capitalized software	–	(55,060)
Net cash used in investing activities	$(330,820)	$(684,175)

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2018	2017
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(563,591)	$(264,372)
Other financing activities	(54,155)	–
Change in short term bank credit	1,131,418	2,833,401
Net cash provided by financing activities	513,672	2,569,029
INCREASE IN CASH, RESTRICTED CASH, AND CASH EQUIVALENTS	2,697,694	1,960,217
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	33,831	(541,018)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	5,488,754	7,399,963
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$8,220,279	$8,819,162
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$220,607	$162,504
Taxes paid on income during the period	$300	$18,800

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

a.         Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with a location in Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) in Dimona, Israel (in Israel’s Negev desert area) and Sderot, Israel (near the Gaza Strip) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

b.          Basis of Presentation:

We prepared the accompanying unaudited condensed consolidated financial statements of Arotech Corporation and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as our annual audited financial statements. We condensed or omitted certain information and footnote disclosures normally included in our annual audited financial statements, which we prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. Our quarterly financial statements should be read in conjunction with our Annual Report on Form 10-K for the year ended December 31, 2017.   In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2018, its operating results for the three-month periods ended March 31, 2018 and 2017, and its cash flows for the three-month periods ended March 31, 2018 and 2017.

The results of operations for the three months ended March 31, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2018.

The condensed consolidated balance sheet at December 31, 2017 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2017.

c.         Reclassification:

From time to time we may reclassify amounts from prior periods to conform to current year’s presentation.

d.         Commitments and contingencies:

The Company is involved in litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.  In addition, the Company believes that adequate provisions for resolution of all contingencies have been made for probable losses that are reasonably estimable. These contingencies are subject to uncertainties, and, as a result, we are unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the these contingencies will have a material adverse effect on the Company’s balance sheets, statements of operations and comprehensive income or statements of cash flows for the period and three months ended March 31, 2018.

e.         Goodwill and other long-lived assets:

Goodwill and indefinite-lived intangible assets are tested for impairment at least annually and between annual tests in certain circumstances, and written down when impaired. Goodwill is tested for impairment by comparing the fair value of the Company’s reporting units with the carrying value. The Training and Simulation and the Power Systems reporting units have goodwill.

As of its last annual impairment test at December 31, 2017, the Company determined that the goodwill for both reporting units was not impaired.

Consistent with previous interim reporting periods, the Company monitors qualitative and quantitative factors, including internal projections, periodic forecasts, and actual results of the reporting unit. Based upon this interim review, the Company does not believe that goodwill or its indefinite-lived intangible assets related to either reporting unit is impaired.

f.          Certain relationships and related transactions:

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

g.           New accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases. The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. The new standard is effective for fiscal years beginning after December 15, 2018, with early adoption permitted, and must be adopted using the modified retrospective method. The Company intends to adopt this standard on the effective date of January 1, 2019. The Company is currently evaluating the potential changes from this ASU on its financial reporting, disclosures and impact to its processes and controls. The Company expects that the ROU asset and lease liability amounts recognized in the balance sheets will be material but does not expect it to have a material impact on its results of operations or liquidity.

NOTE 2:          SIGNIFICANT ACCOUNTING POLICIES UPDATE

Our significant accounting policies are detailed in “Note 2:  Significant Accounting Policies” of our Form 10-K for the year ended December 31, 2017.  Significant changes to our accounting policies as a result of changes in functional currency, the impact of changes to tax legislation, and adopting Accounting Standards Codification (“ASC”) 606 are discussed below:

Functional Currency:

The United States dollar (“U.S. dollar”) is the currency of the primary economic environment in which the Company’s U.S. subsidiaries operate and the Company has adopted and are using the U.S. dollar as our functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Accordingly, monetary accounts maintained in currencies other than dollars are re-measured into dollars, with resulting gains and losses reflected in the consolidated statements of operations and comprehensive income as financial income or expenses, as appropriate.

In the first quarter of 2018, the Company concluded that the functional currency for our Israeli subsidiary, Epsilor-EFL, changed from the New Israeli Shekel (“NIS”) to the U.S. dollar. The primary reason for the change in functional currencies is due to a change in Epsilor-EFL operations whereby the majority of its contracts and material costs are anticipated to be sourced in U.S. dollars. The Company believes that the change in functional currency for this business was necessary as it reflects the primary economic environment in which Epsilor-EFL now operates.

The change in functional currency for Epsilor-EFL is accounted for prospectively from January 1, 2018, and prior year financial statements have not been restated for the change in functional currency. The financial statements of Epsilor-EFL are now reported in U.S. dollars. All balance sheet accounts were translated using the exchange rates in effect at the time of the change in functional currency.  The statements of comprehensive income and cash flows are also reported in U.S. dollars.

Income Taxes:

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

The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act.  SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act.  Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements.  For any income tax effect for which a reasonable estimate cannot be determined, an entity must continue to apply ASC 740 based on the provisions of the tax laws in effect immediately prior to the Tax Act being enacted until such time as a reasonable estimate can be determined.  The Company requires additional time to complete its analysis of the impacts of the Tax Act and therefore its accounting for the Tax Act is provisional but is a reasonable estimate based on available information.  The Company will complete its analysis and finalize its accounting for this provisional estimate during the one year measurement period as prescribed by SAB 118.

Revenue recognition:

In May 2014, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (“ASU”) No. 2014-09, Revenue from Contracts with Customers, as a new Topic, ASC 606. The new revenue recognition standard relates to revenue from contracts with customers, which, along with amendments issued in 2016 and 2015, supersedes nearly all current U.S. GAAP guidance on this topic and eliminates industry-specific guidance.

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method.  The Company evaluated the distinct performance obligations and the pattern of revenue recognition of its significant contracts upon adoption of the standard.  Consequently, after our review of contracts in each revenue stream, the Company concluded that the impact of adopting the standard did not have an impact to its consolidated balance sheets, statements of operations, changes in stockholders’ equity, or cash flows.

During 2018 and 2017, the Company recognized revenues from (i) the sale and customization of interactive training systems (Training and Simulation Division); (ii) maintenance services in connection with such systems (Training and Simulation Division); (iii) the sale of batteries, chargers and adapters, and under certain development contracts (Power Systems Division); and (iv) the sale of lifejacket lights (Power Systems Division).

The Company determines its revenue recognition through the following steps:

•	Identification of the contract, or contracts, with a customer
•	Identification of the performance obligations within the contract
•	Determination of the transaction price
•	Allocation of the transaction price to the performance obligations within the contract
•	Recognition of revenue when, or as the performance obligation has been satisfied

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. The majority of the Company’s contracts with customers are accounted for as one performance obligation, as the majority of tasks and services is part of a single project or capability. As these contracts are typically a customized customer-specific solution, the Company uses the expected cost plus margin approach to estimate the standalone selling price of each performance obligation.  For contracts with multiple performance obligations, we allocate the contract’s transaction price to each performance obligation using our best estimate of the standalone selling price of each distinct good or service in the contract.

The Company also offers one to two year maintenance and support agreements (“warranties”) for many of its products.  The specific terms and conditions of those warranties vary depending upon the product sold and country in which the product was sold.  The warranty revenue is recognized on a straight-line basis over the term of the maintenance and support services.   The standalone selling price is determined based on the price charged when sold separately or upon renewal.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 92% percent and 93% percent of our revenue for the three-month periods ended March 31, 2018, and March 31, 2017, respectively. Substantially all of our revenue in the Training and Simulation Division and the US Power Systems Division is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, and overhead.

On March 31, 2018, we had $54.0 million of expected future revenue relating to performance obligations currently in progress, which we also refer to as total backlog. We expect to recognize approximately 78% percent of our backlog as revenue in 2018, and the remaining 22% percent by the end of 2019 and thereafter.

Contract Estimates. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, we estimate the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.

As a significant change in one or more of these estimates could affect the profitability of our contracts, we review and update our contract-related estimates quarterly. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, we recognize the total loss in the quarter it is identified.

The aggregate impact of adjustments in contract estimates to net income (loss) are presented below:

	March 31, 2018		March 31, 2017
	Training and Simulation	Power	Training and Simulation	Power
Net income (loss)	$71,440	$(119,778)	$280,630	$662,101

Revenue by Category. Our portfolio of products and services consists of over 500 and 450 of active contracts for the three months ended March 31, 2018 March 31, 2017, respectively. The following series of tables presents our revenue disaggregated by several categories.

Revenue by major product line was as follows:

	March 31, 2018	March 31, 2017
Product Revenue
Air Warfare Simulation	$5,032,659	$4,323,813
Vehicle Simulation	5,463,998	2,860,645
Use-of-Force	3,260,049	2,338,113
Service Revenue
Warranty	801,158	828,618
Total Training and Simulation Division	$14,557,864	$10,351,189

Contract Manufacturing	$4,164,324	$2,612,572
Power Distribution and Generation	3,275,380	1,028,951
Batteries	4,146,112	5,888,186
Engineering Services and Other	1,104,829	2,466,547
Total Power Division	$12,690,645	$11,996,256

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Type of Revenue	2018	2017
Sale of products	96.4%	96.2%
Maintenance and support agreements	2.9%	3.7%
Long term research and development contracts	0.7%	0.1%
Total	100.0%	100.0%

Revenue by contract type was as follows:

	March 31, 2018		March 31, 2017
	Training and Simulation	Power	Training and Simulation	Power
Fixed Price	$12,209,969	$12,072,168	$8,091,871	$10,259,119
Cost Reimbursement (Cost Plus)	1,338,951	388,749	1,397,266	831,012
Time and Materials	1,008,944	229,728	862,052	906,125
Total	$14,557,864	$12,690,645	$10,351,189	$11,996,256

Each of these contract types presents advantages and disadvantages. Typically, we assume more risk with fixed-price contracts. However, these types of contracts offer additional profits when we complete the work for less than originally estimated. Cost-reimbursement contracts generally subject us to lower risk. Accordingly, the associated base fees are usually lower than fees earned on fixed-price contracts. Under time and materials contracts, our profit may fluctuate if actual labor-hour costs vary significantly from the negotiated rates.

Revenue by customer was as follows:

	March 31, 2018		March 31, 2017
U.S. Government	Training and Simulation	Power	Training and Simulation	Power
Department of Defense (DoD)	$3,432,193	$512,212	$2,286,904	$1,836,589
Non-DoD	2,738,807	–	2,762,869	–
Foreign Military Sales (FMS)	584,781	–	288,371	–
Total U.S. Government	$6,755,781	$512,212	$5,338,144	$1,836,589

U.S. Commercial	$6,028,998	$7,717,964	$3,724,695	$4,213,262
Non-U.S. Government	926,164	1,517,816	603,765	5,399,436
Non-U.S. Commercial	846,921	2,942,653	684,585	546,969
Total Revenue	$14,557,864	$12,690,645	$10,351,189	$11,996,256
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. However, we sometimes receive advances or deposits from our customers, particularly on our international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.

	March 31, 2018		December 31, 2017
	Training and Simulation	Power	Training and Simulation	Power
Unbilled Receivables – Current	$8,560,498	$10,047,969	$7,263,461	$8,831,055
Deferred Revenues – Current	(5,694,581)	(805,465)	(5,860,345)	(917,968)
Net Contract Assets and Liabilities:	$2,865,917	$9,242,504	$1,403,116	$7,913,087

The $2.8 million increase in our net contract assets (liabilities) from December 31, 2017 to March 31, 2018 was due to the timing of milestone payments on certain US Government and commercial contracts.

During the three months ended March 31, 2018 and March 31, 2017, the Company recognized $2.9 million and $2.3 million in revenue related to our contract liabilities at December 31, 2017 and December 31, 2016, respectively.

The Company did not record any provisions for impairment of its unbilled receivables during the three months ended March 31, 2018 or March 31, 2017, respectively.

Trade Receivables

Trade Receivables include amounts billed and currently due from customers. The amounts are recorded at net estimated realizable value.  The value of our trade receivables when appropriate includes an allowance for estimated uncollectible amounts.  The Company calculates an allowance based on its history of write-offs, the assessment of customer creditworthiness, and the age of the outstanding receivables.

As of March 31, 2018 and December 31, 2017, our trade receivables recorded in the consolidated balance sheets were $14.3 million and $19.3 million, respectively.  The Company has not recorded any provisions for doubtful accounts and no reserves have been established for March 31, 2018 or December 31, 2017, respectively.  The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations, where a significant number of its contracts are typically a customized customer specific solution.

Practical Expedients and Exemptions

The Company has elected the following practical expedients and exemptions as allowed under the new revenue guidance:

Sales Commissions
The Company has elected to expense its sales commissions when incurred because the amortization period is less than one year. These costs are recorded within selling and marketing expenses.

Financing
The Company has elected to not adjust the consideration for the effects of a significant financing component as the term of the majority of contracts is twelve months or less.

Sales Tax
The Company acts as an agent in the collection and remittance of sales taxes.  Historically, we have excluded these amounts from the calculation of revenue.  These taxes will continue to be excluded from the transaction price.

Shipping and Handling Costs
The Company has elected to account for shipping and handling activities that are incurred after the customer obtained control of the product as fulfillment costs rather that a separate service provided to the customer for which consideration would need to be allocated.

The Company will continue to account for shipping and handling as fulfillment costs when these costs are incurred prior to the customer obtaining control.

Contract costs
The Company does not currently incur significant incremental costs for obtaining a contract. The Company will assess the election under the new revenue recognition standard if it ever incurs significant incremental costs.

NOTE 3:          INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out (“FIFO”) method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume and based on these evaluations, provisions are made in each period to write down inventory to its net realizable value.  For the three months ended March 31, 2018 and March 31, 2017, the Company wrote off approximately $154,000 and $12,000, respectively of obsolete inventory, which has been included in the cost of revenues.

Inventories by component are as follows:

	March 31, 2018	December 31, 2017
Raw and packaging materials	$6,544,371	$6,843,479
Work in progress	1,802,336	718,085
Finished products	625,294	1,093,314
Total:	$8,972,001	$8,654,878

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

b.         The following is information about reported segment revenues, income (losses) from operations, and total assets as of March 31, 2018 and 2017:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Three months ended March 31, 2018
Revenues from outside customers	$14,557,864	$12,690,645	$–	$27,248,509
Depreciation, amortization and impairment expenses(1)	(200,360)	(796,042)	–	(996,402)
Direct expenses(2)	(11,872,231)	(12,273,712)	$(1,050,353)	(25,196,296)
Segment operating income (loss)	$2,485,273	$(379,109)	$(1,050,353)	$1,055,811
Financial income (expense)	(44,619)	15,465	(183,954)	(213,108)
Income tax expense	(19,801)	–	(227,313)	(247,114)
Net Income (loss)	$2,420,853	$(363,644)	$(1,461,620)	$595,589
Segment assets(3)	$51,690,905	$60,995,921	$3,119,613	$115,806,439
Additions to long-lived assets	$121,588	$209,232	$–	$330,820
Three months ended March 31, 2017
Revenues from outside customers	$10,351,189	$11,996,256	$–	$22,347,445
Depreciation, amortization and impairment expenses(1)	(270,663)	(845,711)	(1,088)	(1,117,462)
Direct expenses(2)	(9,377,698)	(11,091,332)	$(975,464)	(21,444,494)
Segment operating income (loss)	$702,828	$59,213	$(976,552)	$(214,511)
Financial expense	(12,668)	(150,147)	(171,042)	(333,857)
Income tax benefit (expense)	(35,000)	43,696	(228,636)	(219,940)
Net Income (loss)	$655,160	$(47,238)	$(1,376,230)	$(768,308)
Segment assets(3)	$43,049,400	$60,776,389	$6,186,003	$110,011,792
Additions to long-lived assets	$155,234	$528,941	$–	$684,175

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation and Power Systems Divisions totaled $24,435,641 and $21,702,395, respectively, as of March 31, 2018 and $24,435,641 and $21,402,710, respectively, as of March 31, 2017.

NOTE 5:          FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2018, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 6:         BANK FINANCING

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at March 31, 2018 was 5.25%. The balance at March 31, 2018 and December 31, 2017 was $6.2 million and $5.1 million, respectively.

The maturity of the Term Loan A is March 11, 2021.  Term Loan A maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of Term Loan A consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at March 31, 2018 was 5.50%. The balance at March 31, 2018 and December 31, 2017 was $7.2 million and $7.7 million, respectively.

During the quarter ended June 30, 2017, the Company purchased land and a building, previously leased by our Training and Simulation Division, in Ann Arbor, Michigan. As a result, the Company now maintains two Mortgage Loans (“Term Loans B and C”). The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at March 31, 2018 was 5.50%. The balance of both loans at March 31, 2018 and December 31, 2017 was $3.0 million and $3.1 million, respectively.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at March 31, 2018.

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

Overview of Pre-Tax Results of Operations

Through the first three months of 2018 as compared to 2017, our revenues increased by $4.9 million to $27.2 million. This was principally as a result of higher revenues in our Training and Simulation Division of $4.2 million and $694,000 in our Power Systems Division.  For the first three months of 2018, we reported income before income taxes of $843,000 as compared to a loss from operations of $(548,000) for the first three months of 2017.

Overview of Operating Performance and Backlog

Overall, our pre-tax profit for the three months ended March 31, 2018 was $843,000 on revenues of $27.2 million, compared to pre-tax loss from operations of $(548,000) on revenues of $22.3 million during the three months ended March 31, 2017. Our overall backlog for the first quarter of 2018 totaled $54.0 million, compared to $61.1 million for the fourth quarter of 2017.

In our Training and Simulation Division, revenues for the three months ended March 31, 2018 were $14.5 million, compared to $10.3 million during the three months ended March 31, 2017. As of March 31, 2018, our backlog for our Training and Simulation Division totaled $33.1 million, compared to $38.8 million in the fourth quarter of 2017.

In our Power Systems Division, revenues for the three months ended March 31, 2018 were $12.7 million, compared to $12.0 million during the three months ended March 31, 2017. As of March 31, 2018, our backlog for our Power Systems Division totaled $20.9 million, compared to $22.3 million in the fourth quarter of 2017.

The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2018 and 2017:

	Three months ended March 31,
Type of Revenue	2018	2017
Sale of products	96.4%	96.2%
Maintenance and support agreements	2.9%	3.7%
Long term research and development contracts	0.7%	0.1%
Total	100.0%	100.0%

Functional Currency

The United States dollar (“U.S. dollar”) is the currency of the primary economic environment in which our U.S. subsidiaries operate and we have adopted and are using the U.S. dollar as our functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Accordingly, monetary accounts maintained in currencies other than dollars are re-measured into dollars, with resulting gains and losses reflected in our consolidated statements of operations and comprehensive income as financial income or expenses, as appropriate.

In the first quarter of 2018, we concluded that the functional currency for our Israeli subsidiary, Epsilor-EFL, had changed from the New Israeli Shekel (“NIS”) to the U.S. dollar.  The primary reason for the change in functional currencies is due to a change in our operations whereby the majority of our contracts and our material costs is now anticipated to be sourced in U.S. dollars. We believe that the change in functional currency for this business was necessary as it reflects the primary economic environment in which Epsilor-EFL operates.

The financial statements of Epsilor-EFL are reported in U.S. dollars. All balance sheet accounts were translated using the exchange rates in effect at the time of the change in functional currency.  Certain of Epsilor-EFL’s subsidiaries continue to operate under the NIS functional currency. Correspondingly, translation gains and losses are reported in our statement of operations and comprehensive income and cash flows. The statements of operations and comprehensive income and cash flows are also reported in U.S. dollars.

Results of Operations

Three months ended March 31, 2018 compared to the three months ended March 31, 2017

Revenues. Revenues for the three months ended March 31, 2018 totaled $27.2 million, compared to $22.3 million in the comparable period in 2017, an increase of $4.9 million, or 21.9%. In the first quarter of 2018, revenues were $14.5 million for the Training and Simulation Division as compared to $10.3 million in the first quarter of 2017, an increase of $4.2 million, or 40.6% due primarily to improved performance in all major product categories; and $12.7 million for the Power Systems Division as compared to $12.0 million in the first quarter of 2017, an increase of $694,000, or 5.8% due to an increase in our U.S. subsidiary related to delivery on a significant contract partially offset by a reduction in manufacturing of certain batteries in our Israeli operations.

Cost of revenues. Cost of revenues totaled $19.5 million during the first quarter of 2018 as compared to $15.9 million in the first quarter of 2017, an increase of $3.6 million or 23.1%, due primarily to higher sales in our Training and Simulation and Power Systems Divisions. Cost of revenues were $8.8 million for the Training and Simulation Division as compared to $5.9 million in the first quarter of 2017, an increase of $2.9 million, or 50.1%, due primarily to higher costs associated with higher sales in all of our major product lines; and $10.7 million for the Power Systems Division as compared to $10.0 million in the first quarter of 2017, an increase of $733,000, or 7.3%, due primarily to higher costs associated with higher overall sales in our Power Systems Division.

Research and development expenses. Research and development expenses totaled $1.0 million during the first quarter of 2018 as compared to $995,000 for the first quarter of 2017, an increase of $41,000, or 4.1%.

Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2018 were $1.9 million, compared to $2.0 million in the first quarter of 2017, a decrease of $118,000, or 5.9%, due primarily to lower proposal and trade show expenses in our Training and Simulation Division coupled with an overall decrease in our selling and marketing expense in our U.S. Power Systems Division.

General and administrative expenses. General and administrative expenses for the first quarter of 2018 were $3.2 million, compared to $3.0 million in the first quarter of 2017, an increase of $208,000, or 6.9%, due primarily to a temporary increase in executive personnel, an increase in professional service fees and an increase in executive recruiting costs.

Amortization of intangible assets. Amortization of intangible assets totaled $515,000 in the first quarter of 2018, compared to $698,000 in the first quarter of 2017, a decrease of $183,000, or 26.2%, due primarily to higher amortization expense recognized in 2017 pertaining to shorter lived intangible assets.

Other income (expense), net. Other income was Nil in the first quarter of 2018, compared to other income of $12,000 in the first quarter of 2017, a decrease of $12,000.

Financial expense, net. Financial expense totaled $213,000 in the first quarter of 2018, compared to financial expense of $334,000 in the first quarter of 2017, a decrease of $121,000, or 36.2%, due primarily to the non-recurring nature of foreign currency transaction losses of $95,000 recognized in the first quarter of 2017.

Income taxes. We recorded $247,000 in tax expense in the first quarter of 2018, compared to $220,000 in tax expense in the first quarter of 2017, an increase of $27,000, or 12.4%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $227,000 and $229,000 in non-cash expenses in the first quarter of 2018 and 2017, respectively.

Net income (loss). Due to the factors cited above, we went from a loss of $768,000 in the first quarter of 2017 to income of $596,000 in the first quarter of 2018, an increase of $1.4 million.

Liquidity and Capital Resources

As of March 31, 2018, we had $8.0 million in cash and $193,000 in restricted collateral deposits, as compared to December 31, 2017, when we had $5.2 million in cash and $284,000 in restricted collateral deposits. We also had $7.6 million in available, unused bank lines of credit with our main bank as of March 31, 2018, under a $15.0 million credit facility.

We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at March 31, 2018 was 5.25%.

The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at March 31, 2018 was 5.50%.

We have two Mortgage Loans (Term Loans B and C). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at March 31, 2018 was 5.50%.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at March 31, 2018.

The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.

We used available funds in the three months ended March 31, 2018 primarily for working capital needs and investment in fixed assets. Our net fixed assets amounted to $9.1 million at quarter end.

Net cash provided by operating activities for the three months ended March 31, 2018 was $2.5 million. Net cash provided by operating activities for the three months ended March 31, 2017 was $75,000, representing a net change year over year of $2.4 million. The increase in cash provided by operations is primarily attributable to improved operating results of $1.4 million, a reduction in severance paid to a former executive of $2.2 million, offset by an increased investment in overall working capital of $1.2 million.

Net cash used in investing activities for the three months ended March 31, 2018 was $331,000. Net cash used in investing activities for the three months ended March 31, 2017 was $684,000, representing a year over year change of $353,000. This difference was due primarily to lower capital expenditures during the first quarter of 2018.

Net cash provided by financing activities for the three months ended March 31, 2018 and 2017 was $513,000 and $2.6 million, respectively, representing a decrease of $2.1 million. In 2017, we made payments of $264,000 on our long-term debt offset by an increase in our short-term borrowing on our line of credit of $2.8 million. In 2018, we made payments of $564,000 offset by an increase in our short-term borrowing on our line of credit of $1.1 million.

As of March 31, 2018, we had approximately $6.2 million in short-term bank debt under our credit facility and $10.3 million in long-term loans outstanding. This is in comparison to December 31, 2017, when we had $5.1 million in short-term bank debt under our credit facility and $10.8 million in long-term debt outstanding.

Subject to all of the reservations regarding “forward-looking statements” set forth above, we believe that our present cash position, anticipated cash flows from operations and availability under our lines of credit should be sufficient to satisfy our current estimated cash requirements through the next twelve months. In this connection, we note that from time to time our line of credit needs are partially dependent on our and/or our subsidiaries’ working capital needs.

ITEM 3.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Interest Rate Risk

It is our policy not to enter into interest rate derivative financial instruments, except for hedging of foreign currency exposures discussed below. We do not currently have any significant interest rate exposure.

Foreign Currency Exchange Rate Risk

We consider the United States dollar (U.S. dollar) to be the currency of the primary economic environment in which our U.S. and Israeli subsidiaries operate and have adopted the U.S. dollar as the functional currency for these businesses.  The majority of financial transactions of our Israel-based subsidiary, Epsilor-EFL (“Epsilor”), are in U.S. dollars.  However, since a portion of our labor and overhead costs in our Israeli businesses are denominated in New Israeli Shekels (“NIS”), we have experienced foreign exchange gains and losses to date, and may continue to incur operating gains and losses affecting net income in 2018.  Depending upon the prevailing exchange rate, this translation can be significant.

In addition, while we conduct our business primarily in U.S. dollars, some of our agreements are denominated in foreign currencies, which could have an adverse effect on the revenues and costs that we incur in foreign currencies. We do not hold or issue derivative financial instruments for trading or speculative purposes.

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

PART II
ITEM 6.       EXHIBITS.

The following documents are filed as exhibits to or furnished with this report:

Exhibit Number	Description
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
32.1
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Dean M. Krutty, President and Chief Executive Officer of Arotech Corporation
Furnished with this Report
32.2
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Kelli L. Kellar, Vice President and Chief Financial Officer of Arotech Corporation
Furnished with this Report

101.INS	XBRL Instance Document	Filed Herewith
101.SCH	XBRL Taxonomy Extension Schema Document	Filed Herewith
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	Filed Herewith
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	Filed Herewith
101.LAB	XBRL Taxonomy Extension Label Linkbase Document	Filed Herewith
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	Filed Herewith

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: May 10, 2018

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelli L. Kellar
	Name:	Kelli L. Kellar
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)