Form 10-Q
period 2018-06-30
AROTECH CORP
filed 2018-08-08
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: September 30, 2018 Estimated average burden hours per response 187.43

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2018.

Commission file number: 0-23336

AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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

The number of shares outstanding of the issuer’s common stock as of August 6, 2018 was 26,486,152.

SEC 1296 (01-12)
Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I
ITEM 1.       FINANCIAL STATEMENTS (UNAUDITED)

CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$7,477,354	$5,205,246
Restricted collateral deposits	191,101	283,508
Trade receivables	14,331,028	19,258,960
Unbilled receivables	16,478,741	16,094,515
Other accounts receivable and prepaid expenses	2,272,989	2,342,220
Inventories	9,787,946	8,654,878
Total current assets	50,539,159	51,839,327
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,688,152	3,754,789
Other long term receivables	499,161	184,331
Property and equipment, net	8,965,582	9,276,088
Other intangible assets, net	4,543,187	5,205,605
Goodwill	46,138,036	46,138,036
Total long term assets	63,834,118	64,558,849
Total assets	$114,373,277	$116,398,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$4,850,996	$5,560,196
Other accounts payable and accrued expenses	4,645,437	6,640,154
Current portion of long term debt	2,232,803	2,248,043
Short term bank credit	5,571,024	5,092,088
Deferred revenues	7,048,675	6,778,313
Total current liabilities	24,348,935	26,318,794
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,663,751	4,709,807
Long term portion of debt	7,456,259	8,570,524
Deferred income tax liability	5,962,555	5,600,721
Other long term liabilities	112,636	105,112
Total long-term liabilities	18,195,201	18,986,164
Total liabilities	42,544,136	45,304,958
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2018 and December 31, 2017; Issued and outstanding: 26,486,152 shares and 26,395,048 shares as of June 30, 2018 and December 31, 2017, respectively	264,862	263,951
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2018 and December 31, 2017; No shares issued or outstanding as of June 30, 2018 and December 31, 2017	–	–
Additional paid-in capital	250,962,076	250,826,873
Accumulated deficit	(180,889,686)	(181,568,757)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,399,943	2,479,205
Total stockholders’ equity	71,829,141	71,093,218
Total liabilities and stockholders’ equity	$114,373,277	$116,398,176

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Revenues	$49,123,118	$43,796,138	$21,874,609	$21,448,693

Cost of revenues	34,812,163	31,333,994	15,275,082	15,466,496
Research and development expenses	1,764,995	1,759,850	728,293	764,416
Selling and marketing expenses	3,809,461	3,967,444	1,931,388	1,971,477
General and administrative expenses	6,211,813	5,856,588	2,985,879	2,839,370
Amortization of intangible assets	906,742	1,219,653	391,831	521,660
Total operating costs and expenses	47,505,174	44,137,529	21,312,473	21,563,419

Operating income (loss)	1,617,944	(341,391)	562,136	(114,726)

Other income (expense), net	7,399	10,260	7,396	(1,894)
Financial expense, net	(522,887)	(549,044)	(309,779)	(215,187)
Total other expense	(515,488)	(538,784)	(302,383)	(217,081)
Income (loss) before income tax expense	1,102,456	(880,175)	259,753	(331,807)

Income tax expense	423,385	482,760	176,271	262,820
Net income (loss)	679,071	(1,362,935)	83,482	(594,627)

Other comprehensive income, net of income tax:
Foreign currency translation adjustment	(79,262)	1,586,174	(55,002)	671,142
Comprehensive income	$599,809	$223,239	$28,480	$76,515

Loss per share of common stock:
Basic net income (loss) per share	$0.03	$(0.05)	$0.00	$(0.02)
Diluted net income (loss) per share	$0.03	$(0.05)	$0.00	$(0.02)
Weighted average number of shares used in computing basic net loss per share	26,457,133	26,193,509	26,432,094	26,216,775
Weighted average number of shares used in computing diluted net loss per share	26,457,133	26,193,509	26,432,094	26,216,775

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$679,071	$(1,362,935)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	960,557	862,555
Amortization of intangible assets	906,742	1,219,653
Stock based compensation	190,269	192,926
Deferred tax provision	361,834	457,272
Changes in operating assets and liabilities:
Trade receivables	4,840,684	1,922,996
Unbilled receivables	(384,226)	954,274
Other accounts receivable and prepaid expenses	(250,515)	(506,040)
Inventories	(1,157,602)	20,873
Severance pay, net	(26,425)	(1,954,264)
Trade payables	(719,743)	194,400
Other accounts payable and accrued expenses	(2,022,522)	(676,302)
Deferred revenues	270,362	(1,475,989)
Net cash provided by (used in) operating activities	$3,648,486	$(150,581)
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(652,156)	$(3,155,303)
Additions to capitalized software	(244,324)	(128,367)
Net cash used in investing activities	$(896,480)	$(3,283,670)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	$–	$2,150,000
Repayment of long term debt	(1,129,505)	(701,211)
Other financing activities	(54,155)	–
Change in short term bank credit	478,936	857,843
Net cash (used in) provided by financing activities	$(704,724)	$2,306,632
INCREASE (DECREASE) IN CASH, RESTRICTED CASH, AND CASH EQUIVALENTS	$2,047,282	$(1,127,619)
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	132,419	(903,962)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$5,488,754	$7,130,983
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$7,668,455	$5,099,402
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$455,797	$339,058
Taxes paid on income during the period	$51,410	$112,822

The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE 1:          BASIS OF PRESENTATION

a.         Company:

Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including multimedia interactive simulators/trainers, and lithium batteries and chargers. The Company operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with a location in Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) in Dimona, Israel (in Israel’s Negev desert area) and Sderot, Israel (near the Gaza Strip) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

b.          Basis of Presentation:

The Company prepared the accompanying unaudited condensed consolidated financial statements of Arotech Corporation and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as its annual audited financial statements. The Company condensed or omitted certain information and footnote disclosures normally included in its annual audited financial statements, which it prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. The Company’s quarterly financial statements should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2018, its operating results for the six and three-month periods ended June 30, 2018 and 2017, and its cash flows for the six-month periods ended June 30, 2018 and 2017.

The results of operations for the six and three months ended June 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2018.

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

c.         Reclassification:

From time to time the Company may reclassify amounts from prior periods to conform to current year’s presentation.

d.         Commitments and contingencies:

The Company is involved in litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.  In addition, the Company believes that adequate provisions for resolution of all contingencies have been made for probable losses that are reasonably estimable. These contingencies are subject to uncertainties, and, as a result, the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the these contingencies will have a material adverse effect on the Company’s balance sheets, statements of operations and comprehensive income or statements of cash flows for the period and six months ended June 30, 2018.

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

f.           New accounting pronouncements:

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (ROU) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In addition, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvement to Topic 842.  The new standard and codification improvements are effective for fiscal years beginning after December 15, 2018, with early adoption permitted.

In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842. This amendment provides the Company with an additional and optional transition method to adopt the new leases standard. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements. The Company expects to adopt using the optional transition method effective January 1, 2019. The Company is currently evaluating the potential changes from this ASU on its financial reporting, disclosures and impact to its processes and controls. The Company expects that the ROU asset and lease liability amounts recognized in the balance sheets will be material but does not expect it to have a material impact on its results of operations or liquidity.

NOTE 2:          SIGNIFICANT ACCOUNTING POLICIES UPDATE

The Company’s significant accounting policies are detailed in “Note 2:  Significant Accounting Policies” of its Form 10-K for the year ended December 31, 2017.  Significant changes to the Company’s accounting policies as a result of changes in functional currency, the impact of changes to tax legislation, and adopting Accounting Standards Codification (“ASC”) 606 are discussed below:

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

In the first quarter of 2018, the Company concluded that the functional currency for its Israeli subsidiary, Epsilor-EFL, changed from the New Israeli Shekel (“NIS”) to the U.S. dollar. The primary reason for the change in functional currencies is due to a change in Epsilor-EFL operations whereby the majority of its contracts and material costs are anticipated to be sourced in U.S. dollars. The Company believes that the change in functional currency for this business was necessary as it reflects the primary economic environment in which Epsilor-EFL now operates.

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

The Company accounts for revenue in accordance with ASC 606, Revenue from Contracts with Customers, which the Company adopted on January 1, 2018, using the modified retrospective method.  The Company evaluated the distinct performance obligations and the pattern of revenue recognition of its significant contracts upon adoption of the standard.  Consequently, after its review of contracts in each revenue stream, the Company concluded that the impact of adopting the standard did not have an impact to its consolidated balance sheets, statements of operations, changes in stockholders’ equity, or cash flows.

During 2018 and 2017, the Company recognized revenues from (i) the sale and customization of interactive training systems (Training and Simulation Division); (ii) maintenance services in connection with such systems (Training and Simulation Division); (iii) the sale of batteries, chargers and adapters, and custom power solutions (Power Systems Division); and (iv) the sale of lifejacket lights (Power Systems Division).

The Company determines its revenue recognition through the following steps:

·	Identification of the contract, or contracts, with a customer
·	Identification of the performance obligations within the contract
·	Determination of the transaction price
·	Allocation of the transaction price to the performance obligations within the contract
·	Recognition of revenue when, or as the performance obligation has been satisfied

Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. The majority of the Company’s contracts with customers are accounted for as one performance obligation, as the majority of tasks and services is part of a single project or capability. As these contracts are typically a customized customer-specific solution, the Company uses the expected cost plus margin approach to estimate the standalone selling price of each performance obligation.  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.

The Company also offers maintenance and support agreements (“warranties”) for many of its products.  The specific terms and conditions of those warranties vary depending upon the product sold and country in which the product was sold.  The warranty revenue is recognized on a straight-line basis over the term of the maintenance and support services.   The standalone selling price is determined based on the price charged when sold separately or upon renewal.

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 93% percent and 92% percent of its revenue for the six-month periods ended June 30, 2018, and June 30, 2017, respectively. Substantially all of the Company’s revenue in the Training and Simulation Division and the U.S. Power Systems Division is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, and overhead.

On June 30, 2018, the Company had $65.9 million of expected future revenue relating to performance obligations currently in progress, which it also refers to as total backlog. The Company expects to recognize approximately 51% percent of its backlog as revenue in 2018, and the remaining 49% percent by the end of 2019 and thereafter.

Contract Estimates. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognize that profit over the life of the contract.

Contract estimates are based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.

As a significant change in one or more of these estimates could affect the profitability of its contracts, the Company reviews and updates its contract-related estimates quarterly. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter it is identified.

The aggregate impact of adjustments in contract estimates to net income (loss) are presented below:

	Six months ended June 30, 2018		Six months ended June 30, 2017
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$588,596	$(242,866)	$456,188	$300,911

	Three months ended June 30, 2018		Three months ended June 30, 2017
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$517,156	$(123,088)	$175,558	$(361,190)

Revenue by Category. As of June 30, 2018 and 2017 the Company’s portfolio of products and services consisted of over 490 and 430 active contracts, respectively.

Revenue by major product line was as follows:

	Six months ended June 30,		Three months ended June 30,
	2018	2017	2018	2017
Product Revenue
Air Warfare Simulation	$9,657,370	$9,401,852	$4,624,711	$5,078,038
Vehicle Simulation	10,999,632	4,343,349	5,535,633	1,482,707
Use-of-Force	6,545,553	5,146,413	3,285,505	2,808,298
Service Revenue
Warranty	1,707,695	1,651,389	906,537	822,771
Total Training and Simulation Division	$28,910,250	$20,543,003	$14,352,386	$10,191,814

Contract Manufacturing	$7,030,011	$6,450,886	$2,865,685	$3,838,314
Power Distribution and Generation	4,281,921	2,330,552	1,006,541	1,301,600
Batteries	6,649,514	11,189,348	2,503,403	5,301,162
Engineering Services and Other	2,251,422	3,282,349	1,146,594	815,803
Total Power Division	$20,212,868	$23,253,135	$7,522,223	$11,256,879

The table below details the percentage of total recognized revenue by type of arrangement for the six and three months ended June 30, 2018 and 2017:

	Six months ended June 30,		Three months ended June 30,
Type of Revenue	2018	2017	2018	2017
Sale of products	95.3%	96.2%	92.2%	96.2%
Maintenance and support agreements	3.4%	3.8%	4.1%	3.8%
Long term research and development contracts	1.3%	–	3.7%	–
Total	100%	100%	100%	100%

Revenue by contract type was as follows:

	Training and Simulation Division	Power Systems Division
Six months ended June 30, 2018
Fixed Price	$24,026,993	$18,434,482
Cost Reimbursement (Cost Plus)	2,609,275	1,254,891
Time and Materials	2,273,982	523,495
Total	$28,910,250	$20,212,868
Six months ended June 30, 2017
Fixed Price	$16,192,107	$19,579,303
Cost Reimbursement (Cost Plus)	3,085,524	2,488,635
Time and Materials	1,265,372	1,185,197
Total	$20,543,003	$23,253,135
Three months ended June 30, 2018
Fixed Price	$11,817,023	$6,362,314
Cost Reimbursement (Cost Plus)	1,270,325	866,142
Time and Materials	1,265,038	293,767
Total	$14,352,386	$7,522,223
Three months ended June 30, 2017
Fixed Price	$8,100,238	$9,320,184
Cost Reimbursement (Cost Plus)	1,688,258	1,657,623
Time and Materials	403,318	279,072
Total	$10,191,814	$11,256,879

Each of these contract types presents advantages and disadvantages. Typically, the Company assumes more risk with fixed-price contracts. However, these types of contracts offer additional profits when the Company completes the work for less than originally estimated. Cost-reimbursement contracts generally subject the Company to lower risk. Accordingly, the associated base fees are usually lower than fees earned on fixed-price contracts. Under time and materials contracts, the Company’s profit may fluctuate if actual labor-hour costs vary significantly from the negotiated rates.

Revenue by customer was as follows:

	Training and Simulation Division	Power Systems Division
Six months ended June 30, 2018
U.S. Government
Department of Defense (DoD)	$7,646,854	$1,342,356
Non-DoD	4,382,879	–
Foreign Military Sales (FMS)	1,713,399	–
Total U.S. Government	13,743,132	1,342,356

U.S. Commercial	$11,802,062	$11,489,572
Non-U.S. Government	1,392,449	1,823,167
Non-U.S. Commercial	1,972,607	5,557,773
Total Revenue	$28,910,250	$20,212,868
Six months ended June 30, 2017
U.S. Government
Department of Defense (DoD)	$4,471,505	$4,451,134
Non-DoD	5,441,742	–
Foreign Military Sales (FMS)	407,544	–
Total U.S. Government	10,320,791	4,451,134

U.S. Commercial	$7,931,884	$7,398,600
Non-U.S. Government	1,318,417	5,622,098
Non-U.S. Commercial	971,911	5,781,303
Total Revenue	$20,543,003	$23,253,135
Three months ended June 30, 2018
U.S. Government
Department of Defense (DoD)	$4,214,661	$830,144
Non-DoD	1,644,072	–
Foreign Military Sales (FMS)	1,128,618	–
Total U.S. Government	6,987,351	830,144

U.S. Commercial	$5,773,064	$3,771,608
Non-U.S. Government	466,285	305,348
Non-U.S. Commercial	1,125,686	2,615,123
Total Revenue	$14,352,386	$7,522,223
Three months ended June 30, 2017
U.S. Government
Department of Defense (DoD)	$2,184,600	$2,614,546
Non-DoD	2,678,874	–
Foreign Military Sales (FMS)	119,173	–
Total U.S. Government	4,982,647	2,614,546

U.S. Commercial	$4,207,190	$3,185,338
Non-U.S. Government	714,649	2,447,937
Non-U.S. Commercial	287,328	3,009,058
Total Revenue	$10,191,814	$11,256,879

Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. The majority of the Company’s contract amounts are billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers, particularly on its international contracts, before revenue is recognized, resulting in contract liabilities. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.

	June 30, 2018		December 31, 2017
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Unbilled Receivables – Current	$8,271,826	$8,206,915	$7,263,461	$8,831,055
Deferred Revenues – Current	(5,723,423)	(1,325,252)	(5,860,345)	(917,968)
Net Contract Assets and Liabilities:	$2,548,403	$6,881,663	$1,403,116	$7,913,087

The $114,000 increase in the Company’s net contract assets (liabilities) from December 31, 2017 to June 30, 2018 was due to the timing of milestone payments on certain US Government and commercial contracts.

During the six months ended June 30, 2018 and June 30, 2017, the Company recognized $3.8 million and $3.7 million in revenue related to the Company’s contract liabilities at December 31, 2017 and December 31, 2016, respectively.

The Company did not record any provisions for impairment of its unbilled receivables during the six months ended June 30, 2018 or June 30, 2017, respectively.

Trade Receivables

Trade receivables include amounts billed and currently due from customers. The amounts are recorded at net estimated realizable value.  The value of the Company’s trade receivables when appropriate includes an allowance for estimated uncollectible amounts.  The Company calculates an allowance based on its history of write-offs, the assessment of customer creditworthiness, and the age of the outstanding receivables.

As of June 30, 2018 and December 31, 2017, the Company’s trade receivables recorded in the consolidated balance sheets were $14.3 million and $19.3 million, respectively.  The Company has not recorded any provisions for doubtful accounts and no reserves have been established at  June 30, 2018 or December 31, 2017, respectively.  The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations, where a significant number of its contracts are typically a customized customer specific solution.

Contract Costs

Certain eligible costs, typically incurred during the initial phases of the Company’s service contracts, are capitalized when the costs related directly to the contract, are expected to be recovered, and generate or enhance resources to be used in satisfying the performance obligation.  These costs primarily consist of production design.  If the carrying amount is not recoverable, an impairment loss is recognized.

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

Sales Tax
The Company acts as an agent in the collection and remittance of sales taxes.  Historically, the Company has excluded these amounts from the calculation of revenue.  These taxes will continue to be excluded from the transaction price.

Shipping and Handling Costs
The Company has elected to account for shipping and handling activities that are incurred after the customer obtained control of the product as fulfillment costs rather than a separate service provided to the customer for which consideration would need to be allocated.

The Company will continue to account for shipping and handling as fulfillment costs when these costs are incurred prior to the customer obtaining control.

NOTE 3:          INVENTORIES

Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out (“FIFO”) method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume and based on these evaluations, provisions are made in each period to write down inventory to its net realizable value.  For the six months ended June 30, 2018 and 2017, the Company wrote off approximately $218,000 and $31,000, respectively, of obsolete inventory, which has been included in the cost of revenues.

Inventories by component are as follows:

	June 30, 2018	December 31, 2017
Raw and packaging materials	$6,879,620	$6,843,479
Work in progress	2,368,636	718,085
Finished products	539,690	1,093,314
Total:	$9,787,946	$8,654,878

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

b.         The following is information about reported segment revenues, income (losses) from operations, and total assets as of June 30, 2018 and 2017:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Six months ended June 30, 2018
Revenues from outside customers	$28,910,250	$20,212,868	$–	$49,123,118
Depreciation, amortization and impairment expenses(1)	(397,140)	(1,470,159)	–	(1,867,299)
Direct expenses(2)	(22,837,678)	(20,928,285)	$(1,864,513)	(45,630,476)
Segment operating income (loss)	$5,675,432	$(2,185,576)	$(1,864,513)	$1,625,343
Financial expense	(138,978)	(3,392)	(380,517)	(522,887)
Income tax expense	(61,551)	–	(361,834)	(423,385)
Net income (loss)	$5,474,903	$(2,188,968)	$(2,606,864)	$679,071
Segment assets(3)	$52,169,769	$58,798,604	$3,404,904	$114,373,277
Additions to long-lived assets	$469,436	$427,044	$–	$896,480
Six months ended June 30, 2017
Revenues from outside customers	$20,543,003	$23,253,135	$–	$43,796,138
Depreciation, amortization and impairment expenses(1)	(548,125)	(1,531,811)	(2,272)	(2,082,208)
Direct expenses(2)	(18,050,604)	(22,155,430)	$(1,839,027)	(42,045,061)
Segment operating income (loss)	$1,944,274	$(434,106)	$(1,841,299)	$(331,131)
Financial expense	(37,270)	(177,748)	(334,026)	(549,044)
Income tax benefit (expense)	(70,000)	44,512	(457,272)	(482,760)
Net income (loss)	$1,837,004	$(567,342)	$(2,632,597)	$(1,362,935
Segment assets(3)	$45,133,954	$59,898,807	$3,288,523	$108,321,284
Additions to long-lived assets	$2,356,724	$926,946	$–	$3,283,670
Three months ended June 30, 2018
Revenues from outside customers	$14,352,386	$7,522,223	$–	$21,874,609
Depreciation, amortization and impairment expenses(1)	(196,780)	(674,117)	–	(870,897)
Direct expenses(2)	(10,965,447)	(8,654,573)	(814,160)	(20,434,180)
Segment operating income (loss)	$3,190,159	$(1,806,467)	$(814,160)	$569,532
Financial expense	(94,359)	(18,857)	(196,563)	(309,779)
Income tax expense	(41,750)	–	(134,521)	(176,271)
Net income (loss)	$3,054,050	$(1,825,324)	$(1,145,244)	$83,482
Three months ended June 30, 2017
Revenues from outside customers	$10,191,814	$11,256,879	$–	$21,448,693
Depreciation, amortization and impairment expenses(1)	(277,461)	(686,100)	(1,184)	(964,745)
Direct expenses(2)	(8,672,907)	(11,064,098)	(863,563)	(20,600,568)
Segment operating income (loss)	$1,241,446	$(493,319)	$(864,747)	$(116,620)
Financial expense	(24,602)	(27,601)	(162,984)	(215,187)
Income tax expense	(35,000)	816	(228,636)	(262,820)
Net income (loss)	$1,181,844	$(520,104)	$(1,256,367)	$(594,627)

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.
(2)	Including, inter alia, sales and marketing, general and administrative.
(3)
Out of those amounts, goodwill in the Company’s Training and Simulation Division and Power Systems Division totaled $24,435,641 and $21,702,395, respectively, as of June 30, 2018 and $24,435,641 and $21,647,674, respectively, as of June 30, 2017.

NOTE 5:          FAIR VALUE MEASUREMENT

The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at June 30, 2018, based upon the Company’s ability to acquire similar debt at similar maturities.

NOTE 6:         BANK FINANCING

The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at June 30, 2018 was 5.25%. The balance at June 30, 2018 and December 31, 2017 was $5.6 million and $5.1 million, respectively.

The maturity of the Term Loan A is March 11, 2021.  Term Loan A maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of Term Loan A consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at June 30, 2018 was 5.50%. The balance at June 30, 2018 and December 31, 2017 was $6.7 million and $7.7 million, respectively.

During the quarter ended June 30, 2017, the Company purchased land and a building, previously leased by its Training and Simulation Division, in Ann Arbor, Michigan. As a result, the Company now maintains two Mortgage Loans (“Term Loans B and C”). The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at June 30, 2018 was 5.50%. The balance of both loans at June 30, 2018 and December 31, 2017 was $2.9 million and $3.1 million, respectively.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at June 30, 2018.

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

Overview of Pre-Tax Results of Operations

Through the first six months of 2018 as compared to 2017, our revenues increased by $5.3 million to $49.1 million. This was principally as a result of higher revenues in our Training and Simulation Division of $8.4 million offset by lower revenues in our Power Systems Division of $3.1 million. For the first six months of 2018, we reported income before income taxes of $1.1 million as compared to a loss from operations of $880,000 for the first six months of 2017.

Overview of Operating Performance and Backlog

Overall, our pre-tax profit for the six months ended June 30, 2018 was $1.1 million on revenues of $49.1 million, compared to pre-tax loss from operations of $880,000 on revenues of $43.8 million during the first six months ended June 30, 2017. Our overall backlog at the end of the second quarter of 2018 totaled $65.9 million, compared to $61.1 million at the end of 2017.

In our Training and Simulation Division, revenues for the six months ended June 30, 2018 were $28.9 million, compared to $20.5 million during the six months ended June 30, 2017. As of June 30, 2018, our backlog for our Training and Simulation Division totaled $44.6 million, compared to $38.8 million at the end of 2017.

In our Power Systems Division, revenues for the six months ended June 30, 2018 were $20.2 million, compared to $23.3 million during the six months ended June 30, 2017. As of June 30, 2018, our backlog for our Power Systems Division totaled $21.3 million, compared to $22.3 million at the end of 2017.

The table below details the percentage of total recognized revenue by type of arrangement for the six and three months ended June 30, 2018 and 2017:

	Six months ended June 30,		Three months ended June 30,
Type of Revenue	2018	2017	2018	2017
Sale of products	95.3%	96.2%	92.2%	96.2%
Maintenance and support agreements	3.4%	3.8%	4.1%	3.8%
Long term research and development contracts	1.3%	–	3.7%	–
Total	100.0%	100.0%	100.0%	100.0%

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

Results of Operations

Three months ended June 30, 2018 compared to the three months ended June 30, 2017

Revenues. Revenues for the three months ended June 30, 2018 totaled $21.9 million, compared to $21.4 million in the comparable period in 2017, an increase of $426,000, or 2.0%. In the second quarter of 2018, revenues were $14.4 million for the Training and Simulation Division as compared to $10.2 million in the second quarter of 2017, an increase of $4.2 million, or 40.8%, due primarily to improved performance across all major product categories; offset by a decrease in revenues in the Power Systems Division of $3.8 million, or 33.2%, from $11.3 million in the second quarter of 2017 to $7.5 million in the second quarter of 2018, due primarily to a reduction in manufacturing of certain batteries in our Israeli operations and decrease in revenues in our U.S. subsidiary related to delays on key customer programs.

Cost of revenues. Cost of revenues totaled $15.3 million during the second quarter of 2018 as compared to $15.5 million in the second quarter of 2017, a decrease of $191,000, or 1.2%, due primarily to lower sales in our Power Systems Division offset by higher sales in our Training and Simulation Division. Cost of revenues were $8.0 million for the Training and Simulation Division as compared to $5.5 million in the second quarter of 2017, an increase of $2.5 million, or 45.3%, due primarily to higher costs associated with higher sales; and $7.3 million for the Power Systems Division as compared to $9.9 million in the second quarter of 2017, a decrease of $2.7 million, or 27.1%, due primarily to lower sales and program overruns as well as delays in certain programs.

Research and development expenses. Research and development expenses totaled $728,000 during the second quarter of 2018 as compared to $764,000 for the second quarter of 2017, a decrease of $36,000, or 4.7%.

Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2018 were $1.9 million, compared to $2.0 million in the second quarter of 2017, a decrease of $40,000, or 2.0%.

General and administrative expenses. General and administrative expenses for the second quarter of 2018 were $3.0 million, compared to $2.8 million in the second quarter of 2017, an increase of $147,000, or 5.2%, due primarily to increased investment in the Israeli operations, non-income based taxes, and a temporary increase in professional service fees.

Amortization of intangible assets. Amortization of intangible assets totaled $392,000 in the second quarter of 2018, compared to $522,000 in the second quarter of 2017, a decrease of $130,000, or 24.9%, due primarily to higher amortization expense recognized in 2017 pertaining to shorter-lived intangible assets.

Other income (expense), net. Other income in the second quarter of 2018 was $7,000, compared to other expense of ($2,000) in the second quarter of 2017, an increase of $9,000.

Financial expense, net. Financial expense totaled $310,000 in the second quarter of 2018, compared to financial expense of $215,000 in the second quarter of 2017, an increase of $95,000, or 44.0%, due primarily to foreign currency transaction losses and additional interest expense related to the addition of a new mortgage late in the second quarter of 2017.

Income taxes. We recorded $176,000 in tax expense in the second quarter of 2018, compared to $263,000 in tax expense in the second quarter of 2017, a decrease of $87,000, or 32.9%, due primarily to the reduction of the federal corporate income tax rate associated with the U.S. Tax Cuts and Jobs Act. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $135,000 and $229,000 in non-cash expenses in the second quarter of 2018 and 2017, respectively.

Net income (loss). Due to the factors cited above, we went from a loss of $595,000 in the second quarter of 2017 to income of $83,000 in the second quarter of 2018, an increase of $678,000.

Six months ended June 30, 2018 compared to the six months ended June 30, 2017

Revenues. Revenues for the six months ended June 30, 2018 totaled $49.1 million, compared to $43.8 million in the comparable period in 2017, an increase of $5.3 million, or 12.2%. In the first six months of 2018, revenues were $28.9 million for the Training and Simulation Division, compared to $20.5 million in the first six months of 2017, an increase of $8.4 million, or 40.7% due primarily to improved performance in all major product categories; and $20.2 million for the Power Systems Division, compared to $23.3 million in the first six months of 2017, a decrease of $3.0 million, or 13.1% due primarily to a reduction in manufacturing of certain batteries in our Israeli operations.

Cost of revenues. Cost of revenues totaled $34.8 million during the first six months of 2018, compared to $31.3 million in the first six months of 2017, an increase of $3.5 million or 11.1%, due primarily to an increase in revenues.  Cost of revenues were $16.8 million for the Training and Simulation Division, compared to $11.4 million in the first six months of 2017, an increase of $5.4 million, or 47.8%, due primarily to due primarily to higher costs associated with higher sales in all of our major product lines; and $18.0 million for the Power Systems Division, compared to $19.9 million in the first six months of 2017, a decrease of $2.0 million, or 9.8%, due primarily to a reduction in manufacturing of certain batteries in our Israeli operations.

Research and development expenses. Research and development expenses totaled $1.8 million during the first six months of 2018, compared to $1.8 million for the first six months of 2017.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2018 were $3.8 million, compared to $4.0 million in the first six months of 2017, a decrease of $158,000, or 4.0%, due primarily to lower overall spending in our divisions.

General and administrative expenses. General and administrative expenses for the first six months of 2018 were $6.2 million, compared to $5.9 million in the first six months of 2017, an increase of $355,000, or 6.1%, due primarily to increased investment in the Israeli operations, non-income based taxes, and a temporary increase in professional service fees.

Amortization of intangible assets. Amortization of intangible assets totaled $907,000 in the first six months of 2018, compared to $1.2 million in the first six months of 2017, a decrease of $313,000, or 25.7%, due primarily to higher amortization expense recognized in 2017 pertaining to shorter lived intangible assets.

Other income, net. Other income in the first six months of 2018 was $7,000, compared to other income of $10,000 in the first six months of 2017, a decrease of $3,000.

Financial expense, net. Financial expense totaled $523,000 in the first six months of 2018, compared to financial expense of $549,000 in the first six months of 2017, a decrease of $26,000, or 4.8%, primarily due to a net decrease in foreign exchange losses partially offset by an increase in interest expense related to higher interest rates and higher utilization on the line of credit.

Income taxes. We recorded $423,000 in tax expense in the first six months of 2018, compared to $483,000 in tax expense in the first six months of 2017, a decrease of $59,000, or 12.3%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $362,000 and $457,000 in non-cash expenses in the first six months of 2018 and 2017, respectively.

Net income (loss). Due to the factors cited above, we went from a loss of $1.4 million in the first six months of 2017 to income of $679,000 in the first six months of 2018, an increase of $2.0 million.

Liquidity and Capital Resources

As of June 30, 2018, we had $7.5 million in cash and $191,000 in restricted collateral deposits, as compared to December 31, 2017, when we had $5.2 million in cash and $284,000 in restricted collateral deposits. We also had $7.8 million in available, unused bank lines of credit with our main bank as of June 30, 2018, under a $15.0 million credit facility.

We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at June 30, 2018 was 5.25%.

The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at June 30, 2018 was 5.50%.

We have two Mortgage Loans (Term Loans B and C). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at June 30, 2018 was 5.50%.

The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at June 30, 2018.

The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.

We used available funds in the six months ended June 30, 2018 primarily for working capital needs and investment in fixed assets. Our net fixed assets amounted to $9.0 million at quarter end.

Net cash provided by operating activities for the six months ended June 30, 2018 was $3.6 million. Net cash provided by operating activities for the six months ended June 30, 2017 was $(150,000), representing a net change year over year of $3.8 million. The increase in cash provided by operations is primarily attributable to improved operating results of $1.7 million, a reduction in severance paid to a former executive of $1.9 million, offset by an increased investment in working capital of $150,000.

Net cash used in investing activities for the six months ended June 30, 2018 was $896,000. Net cash used in investing activities for the six months ended June 30, 2017 was $3.3 million, representing a year over year change of $2.4 million. This difference was due primarily to the purchase of land and building of $2.1 million in the second quarter of 2017.

Net cash provided by financing activities for the six months ended June 30, 2018 and 2017 was $(705,000) and $2.3 million, respectively, representing a decrease of $3.0 million. In 2017, we obtained financing of $2.2 million related to the purchase of land and buildings, increased our short-term borrowing on our line of credit of $857,000; offset by payments on our term loans of $701,000.  In 2018, we made payments on our term loans of $1.1 million offset by an increase in our short-term borrowing on our line of credit of $479,000.

As of June 30, 2018, we had approximately $5.6 million in short-term bank debt under our credit facility and $9.7 million in long-term loans outstanding. This is in comparison to December 31, 2017, when we had $5.1 million in short-term bank debt under our credit facility and $10.8 million in long-term debt outstanding.

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

ITEM 4.       CONTROLS AND PROCEDURES.

As of the end of the period covered by this report, an evaluation was carried out by the Company’s management, with the participation of our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer concluded that these disclosure controls and procedures were effective as of the end of the period covered by this report. In addition, no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934) occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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
32.2
Certifications required by Rule 13a-14(b) or Rule 15d-14(b) and Section 1350 of Chapter 63 of Title 18 of the United States Code (18 U.S.C. Section 1350), executed by Kelli L. Kellar, Vice President – Finance and Chief Financial Officer of Arotech Corporation
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

Dated: August 8, 2018

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelli L. Kellar
	Name:	Kelli L. Kellar
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)