Form 10-Q
period 2018-09-30
AROTECH CORP
filed 2018-11-07
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: July 31, 2021 Estimated average burden hours per response 190.42
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_________________________________________
FORM 10-Q
_________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2018.
Commission file number: 0-23336
AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

800 281-0356
(Registrant’s telephone number, including area code)

______________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definition of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☐
Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The number of shares outstanding of the issuer’s common stock as of November 5, 2018 was 26,486,152.
SEC 1296 (09-18)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,990,824	$5,205,246
Restricted collateral deposits	191,364	283,508
Trade receivables	14,189,909	19,258,960
Unbilled receivables	19,549,492	16,094,515
Other accounts receivable and prepaid expenses	3,126,811	2,342,220
Inventories	9,749,759	8,654,878
Total current assets	51,798,159	51,839,327
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,761,829	3,754,789
Other long term receivables	590,337	184,331
Property and equipment, net	9,150,586	9,276,088
Other intangible assets, net	4,313,179	5,205,605
Goodwill	46,138,036	46,138,036
Total long term assets	63,953,967	64,558,849
Total assets	$115,752,126	$116,398,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$5,889,008	$5,560,196
Other accounts payable and accrued expenses	5,591,956	6,640,154
Current portion of long term debt	2,220,500	2,248,043
Short term bank credit	4,774,358	5,092,088
Deferred revenues	6,514,101	6,778,313
Total current liabilities	24,989,923	26,318,794
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,746,186	4,709,807
Long term portion of debt	6,908,172	8,570,524
Deferred income tax liability	6,107,265	5,600,721
Other long term liabilities	116,398	105,112
Total long-term liabilities	17,878,021	18,986,164
Total liabilities	42,867,944	45,304,958
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2018 and December 31, 2017; Issued and outstanding: 26,486,152 shares and 26,395,048 shares as of September 30, 2018 and December 31, 2017, respectively	264,862	263,951
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2018 and December 31, 2017; No shares issued or outstanding as of September 30, 2018 and December 31, 2017	—	—
Additional paid-in capital	251,263,461	250,826,873
Accumulated deficit	(180,149,130)	(181,568,757)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,413,043	2,479,205
Total stockholders’ equity	72,884,182	71,093,218
Total liabilities and stockholders’ equity	$115,752,126	$116,398,176
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME
(UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Revenues	$72,967,596	$69,726,579	$23,844,477	$25,930,441

Cost of revenues	51,328,827	50,007,949	16,516,663	18,673,955
Research and development expenses	2,518,787	2,791,519	753,792	1,031,669
Selling and marketing expenses	5,647,284	5,674,653	1,837,823	1,707,209
General and administrative expenses	9,413,379	8,588,759	3,201,566	2,732,171
Amortization of intangible assets	1,298,573	1,728,956	391,831	509,303
Total operating costs and expenses	70,206,850	68,791,836	22,701,675	24,654,307

Operating income	2,760,746	934,743	1,142,802	1,276,134

Other income (expense), net	5,878	(13,498)	(1,521)	(23,758)
Financial expense, net	(696,232)	(749,967)	(173,345)	(200,923)
Total other expense	(690,354)	(763,465)	(174,866)	(224,681)
Income before income tax expense	2,070,392	171,278	967,936	1,051,453

Income tax expense	650,765	745,995	227,380	263,235
Net income (loss)	1,419,627	(574,717)	740,556	788,218

Other comprehensive income, net of income tax:
Foreign currency translation adjustment	(66,162)	1,420,099	13,100	(166,075)
Comprehensive income	$1,353,465	$845,382	$753,656	$622,143

Income (loss) per share of common stock:
Basic net income (loss) per share	$0.05	$(0.02)	$0.03	$0.03
Diluted net income (loss) per share	$0.05	$(0.02)	$0.03	$0.03
Weighted average number of shares used in computing basic net income (loss) per share	26,466,948	26,202,386	26,486,152	26,394,613
Weighted average number of shares used in computing diluted net income (loss) per share	26,466,948	26,202,386	26,486,152	26,394,613
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2018	2017
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,419,627	$(574,717)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,465,716	1,277,985
Amortization of intangible assets	1,298,573	1,728,956
Stock based compensation	491,654	309,053
Deferred tax provision	506,544	685,908
Changes in operating assets and liabilities:
Trade receivables	4,992,521	3,416,571
Unbilled receivables	(3,454,977)	(4,008,309)
Other accounts receivable and prepaid expenses	(1,195,029)	(391,646)
Inventories	(1,116,401)	620,751
Severance pay, net	(12,886)	(1,981,943)
Trade payables	319,488	1,815,709
Other accounts payable and accrued expenses	(1,068,136)	(223,856)
Deferred revenues	(264,212)	(1,831,183)
Net cash provided by operating activities	$3,382,482	$843,279
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(1,342,060)	$(3,733,323)
Additions to capitalized software	(406,147)	(131,169)
Decrease in restricted collateral deposits	—	(33,398)
Net cash used in investing activities	$(1,748,207)	$(3,897,890)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	$—	$2,150,000
Repayment of long term debt	(1,689,895)	(1,284,278)
Other financing activities	(54,155)	—
Change in short term bank credit	(317,730)	104,927
Net cash (used in) provided by financing activities	$(2,061,780)	$970,649
DECREASE IN CASH, RESTRICTED CASH, AND CASH EQUIVALENTS	$(427,505)	$(2,083,962)
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	$120,939	$(712,004)
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$5,488,754	$7,130,983
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$5,182,188	$4,335,017
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$658,134	$531,210
Taxes paid on income during the period	$79,983	$152,444
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
b.    Basis of Presentation:
The Company prepared the accompanying unaudited condensed consolidated financial statements of Arotech Corporation and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as its annual audited financial statements. The Company condensed or omitted certain information and footnote disclosures normally included in its annual audited financial statements, which it prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. The Company’s quarterly financial statements should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2017. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2018, its operating results for the nine- and three-month periods ended September 30, 2018 and 2017, and its cash flows for the nine-month periods ended September 30, 2018 and 2017.
The results of operations for the nine and three months ended September 30, 2018 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2018.
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
d.    Commitments and contingencies:
The Company is involved in litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.  In addition, the Company believes that adequate provisions for resolution of all contingencies have been made for probable losses that are reasonably estimable. These contingencies are subject to uncertainties, and, as a result, the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the these contingencies will have a material adverse effect on the Company’s balance sheets, statements of operations and comprehensive income or statements of cash flows for the three and nine months ended September 30, 2018.
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
The Company has historically performed its annual goodwill impairment test as of December 31 each year.  During the quarter ended September 30, 2018, the Company voluntarily changed its annual impairment assessment date from December 31 to October 1.  The Company believes this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances as it better aligns with its forecasting and annual budgeting process timeline.  The Company intends to utilize the same valuation approach and does not expect the change in valuation date to produce different impairment results.  As the Company assesses qualitative factors that may give rise to triggering events quarterly, the Company does not consider the change in date of its annual impairment test material to its financial statements.

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
In July 2018, the FASB issued ASU No. 2018-11, Targeted Improvements to Topic 842. This amendment provides the Company with an additional and optional transition method to adopt the new leases standard. Under this new transition method, the Company can apply the new lease standard at the adoption date and recognize a cumulative-effect adjustment to the opening balance of retained earnings in the period of adoption and present the accounting on a prospective or go-forward basis instead of applying to the earliest comparative period presented in the financial statements.  The standard will be effective for the Company beginning January 1, 2019.
The Company will elect to apply the new transition method upon adoption of the new standard.  The Company will also elect the available practical expedients on adoption.  In preparation for adoption of the standard, the Company is in the process of finalizing changes to systems, implementing internal controls and key processes to enable the preparation of financial information.
The new standard will have a material impact on the Company’s consolidated balance sheets, but will not have a material impact on its consolidated income statements. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases and will result in additional ROU assets and lease liabilities for operating leases of approximately $5.6 million and $5.7 million, respectively, as of January 1, 2019.
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
Functional Currency:
The United States dollar (“U.S. dollar”) is the currency of the primary economic environment in which the Company’s U.S. subsidiaries operate and the Company has adopted and is using the U.S. dollar as its functional currency. Transactions and balances originally denominated in U.S. dollars are presented at the original amounts. Accordingly, monetary accounts maintained in currencies other than dollars are re-measured into dollars, with resulting gains and losses reflected in the consolidated statements of operations and comprehensive income as financial income or expenses, as appropriate.
In the first quarter of 2018, the Company concluded that the functional currency for its Israeli subsidiary, Epsilor-EFL, changed from the New Israeli Shekel to the U.S. dollar. The primary reason for the change in functional currencies is due to a change in Epsilor-EFL operations whereby the majority of its contracts and material costs are anticipated to be sourced in U.S. dollars. The Company believes that the change in functional currency for this business was necessary as it reflects the primary economic environment in which Epsilor-EFL now operates.
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
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 92% and 93% of its revenue for the nine-month periods ended September 30, 2018 and 2017, respectively. Substantially all of the Company’s revenue in the Training and Simulation Division and the U.S. Power Systems Division is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, and overhead.
On September 30, 2018, the Company had $70.7 million of expected future revenue relating to performance obligations currently in progress, which it also refers to as total backlog. The Company expects to recognize approximately 29% percent of its backlog as revenue in 2018, and the remaining 71% percent by the end of 2019 and thereafter.
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
The aggregate impact of adjustments in contract estimates to net income (loss) is presented below:

	Nine months ended September 30,
	2018		2017
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$449,580	$77,403	$858,769	$92,050

	Three months ended September 30,
	2018		2017
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$(139,016)	$320,269	$402,581	$(208,861)
Revenue by Category. As of September 30, 2018 and 2017 the Company’s portfolio of products and services consisted of 525 and 500 active contracts, respectively.
Revenue by major product line was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2018	2017	2018	2017
Product Revenue
Air Warfare Simulation	$13,324,429	$14,476,934	$3,667,058	$5,075,082
Vehicle Simulation	17,040,554	8,694,974	6,040,922	4,351,624
Use-of-Force	10,677,612	9,636,388	4,132,059	4,489,977
Service Revenue
Warranty	2,533,558	2,331,673	825,863	680,284
Total Training and Simulation Division	$43,576,153	$35,139,969	$14,665,902	$14,596,967

Contract Manufacturing	$10,130,597	$9,565,368	$3,100,586	$3,114,482
Power Distribution and Generation	5,695,039	3,810,061	1,413,117	1,479,509
Batteries	9,767,890	16,134,215	3,118,375	4,944,867
Engineering Services and Other	3,797,917	5,076,966	1,546,497	1,794,616
Total Power Division	$29,391,443	$34,586,610	$9,178,575	$11,333,474
The table below details the percentage of total recognized revenue by type of arrangement for the nine and three months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Three months ended September 30,
Type of Revenue	2018	2017	2018	2017
Sale of products	95.0%	96.7%	94.5%	97.2%
Maintenance and support agreements	3.5%	3.3%	3.5%	2.6%
Long term research and development contracts	1.5%	—%	2.0%	0.2%
Total	100%	100%	100%	100%

Revenue by contract type was as follows:

	Training and Simulation Division	Power Systems Division
Nine months ended September 30, 2018
Fixed Price	$35,975,495	$26,807,005
Cost Reimbursement (Cost Plus)	4,120,987	1,822,659
Time and Materials	3,479,671	761,779
Total	$43,576,153	$29,391,443
Nine months ended September 30, 2017
Fixed Price	$28,849,966	$28,830,143
Cost Reimbursement (Cost Plus)	4,610,512	4,203,220
Time and Materials	1,679,491	1,553,247
Total	$35,139,969	$34,586,610
Three months ended September 30, 2018
Fixed Price	$11,948,500	$8,372,521
Cost Reimbursement (Cost Plus)	1,511,711	567,767
Time and Materials	1,205,691	238,287
Total	$14,665,902	$9,178,575
Three months ended September 30, 2017
Fixed Price	$12,657,859	$9,250,841
Cost Reimbursement (Cost Plus)	1,524,987	1,714,584
Time and Materials	414,121	368,049
Total	$14,596,967	$11,333,474
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

Revenue by customer was as follows:

	Training and Simulation Division	Power Systems Division
Nine months ended September 30, 2018
U.S. Government
Department of Defense (DoD)	$12,399,861	$2,115,108
Non-DoD	7,655,130	—
Foreign Military Sales (FMS)	2,055,333	—
Total U.S. Government	$22,110,324	$2,115,108

U.S. Commercial	$16,546,210	$16,159,067
Non-U.S. Government	1,786,538	2,003,417
Non-U.S. Commercial	3,133,081	9,113,851
Total Revenue	$43,576,153	$29,391,443
Nine months ended September 30, 2017
U.S. Government
Department of Defense (DoD)	$7,698,425	$7,166,810
Non-DoD	8,604,167	—
Foreign Military Sales (FMS)	1,128,897	—
Total U.S. Government	17,431,489	7,166,810

U.S. Commercial	$13,697,477	$10,603,502
Non-U.S. Government	2,815,271	9,014,963
Non-U.S. Commercial	1,195,732	7,801,335
Total Revenue	$35,139,969	$34,586,610
Three months ended September 30, 2018
U.S. Government
Department of Defense (DoD)	$4,753,006	$772,751
Non-DoD	3,272,251	—
Foreign Military Sales (FMS)	341,933	—
Total U.S. Government	8,367,190	772,751

U.S. Commercial	$4,744,148	$4,669,493
Non-U.S. Government	394,091	180,253
Non-U.S. Commercial	1,160,473	3,556,078
Total Revenue	$14,665,902	$9,178,575
Three months ended September 30, 2017
U.S. Government
Department of Defense (DoD)	$3,226,920	$2,715,675
Non-DoD	3,162,425	—
Foreign Military Sales (FMS)	721,353	—
Total U.S. Government	7,110,698	2,715,675

U.S. Commercial	$5,765,592	$3,204,902
Non-U.S. Government	1,496,856	3,392,865
Non-U.S. Commercial	223,821	2,020,032
Total Revenue	$14,596,967	$11,333,474
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

	September 30, 2018		December 31, 2017
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Unbilled Receivables – Current	$9,681,738	$9,867,754	$7,263,461	$8,831,055
Deferred Revenues – Current	(6,061,829)	(452,272)	(5,860,345)	(917,968)
Net Contract Assets and Liabilities:	$3,619,909	$9,415,482	$1,403,116	$7,913,087
The $3.7 million increase in the Company’s net contract assets (liabilities) from December 31, 2017 to September 30, 2018 was due to the timing of milestone payments on certain US Government and commercial contracts.
During the nine months ended September 30, 2018 and 2017, the Company recognized $5.2 million and $4.8 million in revenue related to the Company’s contract liabilities at December 31, 2017 and 2016, respectively.
The Company did not record any provisions for impairment of its unbilled receivables during the nine months ended September 30, 2018 or 2017, respectively.
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
As of September 30, 2018 and December 31, 2017, the Company’s trade receivables recorded in the consolidated balance sheets were $14.2 million and $19.3 million, respectively.  The Company has not recorded any provisions for doubtful accounts and no reserves have been established at September 30, 2018 or December 31, 2017, respectively.  The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations, where a significant number of its contracts are typically a customized customer specific solution.
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

NOTE 3:    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out (“FIFO”) method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume and based on these evaluations, provisions are made in each period to write down inventory to its net realizable value.  For the nine months ended September 30, 2018 and 2017, the Company wrote off approximately $558,000 and $26,000, respectively, of obsolete inventory, which has been included in the cost of revenues.
Inventories by component are as follows:

	September 30, 2018	December 31, 2017
Raw and packaging materials	$7,212,539	$6,843,479
Work in progress	2,157,068	718,085
Finished products	380,152	1,093,314
Total:	$9,749,759	$8,654,878
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

b.    The following is information about reported segment revenues, income (losses) from operations, and total assets as of September 30, 2018 and 2017:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Nine months ended September 30, 2018
Revenues from outside customers	$43,576,153	$29,391,443	$—	$72,967,596
Depreciation and amortization(1)	(605,195)	(2,159,094)	—	(2,764,289)
Direct expenses(2)	(34,347,504)	(30,102,162)	(2,987,017)	(67,436,683)
Segment operating income (loss)	$8,623,454	$(2,869,813)	$(2,987,017)	$2,766,624
Financial expense	(182,524)	10,148	(523,856)	(696,232)
Income tax expense	(144,221)	—	(506,544)	(650,765)
Net income (loss)	$8,296,709	$(2,859,665)	$(4,017,417)	$1,419,627
Segment assets(3)	$54,996,173	$57,639,253	$3,116,700	$115,752,126
Additions to long-lived assets	$965,651	$782,556	$—	$1,748,207
Nine months ended September 30, 2017
Revenues from outside customers	$35,139,969	$34,586,610	$—	$69,726,579
Depreciation and amortization(1)	(772,736)	(2,230,750)	(3,455)	(3,006,941)
Direct expenses(2)	(29,723,546)	(33,425,392)	(2,649,455)	(65,798,393)
Segment operating income (loss)	$4,643,687	$(1,069,532)	$(2,652,910)	$921,245
Financial expense	(77,975)	(170,381)	(501,611)	(749,967)
Income tax benefit (expense)	(105,000)	44,913	(685,908)	(745,995)
Net income (loss)	$4,460,712	$(1,195,000)	$(3,840,429)	$(574,717)
Segment assets(3)	$48,550,296	$57,675,628	$3,314,767	$109,540,691
Additions to long-lived assets	$2,454,099	$1,410,393	$—	$3,864,492
Three months ended September 30, 2018
Revenues from outside customers	$14,665,902	$9,178,575	$—	$23,844,477
Depreciation and amortization(1)	(208,055)	(688,935)	—	(896,990)
Direct expenses(2)	(11,509,826)	(9,173,877)	(1,122,503)	(21,806,206)
Segment operating income (loss)	$2,948,021	$(684,237)	$(1,122,503)	$1,141,281
Financial expense	(43,545)	13,540	(143,340)	(173,345)
Income tax expense	(82,670)	—	(144,710)	(227,380)
Net income (loss)	$2,821,806	$(670,697)	$(1,410,553)	$740,556
Three months ended September 30, 2017
Revenues from outside customers	$14,596,967	$11,333,474	$—	$25,930,441
Depreciation, amortization and impairment expenses(1)	(224,611)	(698,939)	(1,183)	(924,733)
Direct expenses(2)	(11,672,943)	(11,269,961)	(810,428)	(23,753,332)
Segment operating income (loss)	$2,699,413	$(635,429)	$(811,611)	$1,252,376
Financial expense	(40,706)	7,367	(167,584)	(200,923)
Income tax expense	(35,000)	401	(228,636)	(263,235)
Net income (loss)	$2,623,707	$(627,658)	$(1,207,831)	$788,218

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)
Out of those amounts, goodwill in the Company’s Training and Simulation Division and Power Systems Division totaled $24,435,641 and $21,702,395, respectively, as of September 30, 2018 and $24,435,641 and $21,586,500, respectively, as of September 30, 2017.

NOTE 5:    FAIR VALUE MEASUREMENT
The carrying value of short term assets and liabilities in the accompanying condensed consolidated balance sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, unbilled receivables, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2018 and December 31, 2017, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at September 30, 2018, based upon the Company’s ability to acquire similar debt at similar maturities.
NOTE 6:    BANK FINANCING
The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at September 30, 2018 was 5.25%. The balance at September 30, 2018 and December 31, 2017 was $4.8 million and $5.1 million, respectively.
The maturity of the Term Loan A is March 11, 2021.  Term Loan A maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of Term Loan A consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at September 30, 2018 was 5.50%. The balance at September 30, 2018 and December 31, 2017 was $6.2 million and $7.7 million, respectively.
During the quarter ended June 30, 2017, the Company purchased land and a building, previously leased by its Training and Simulation Division, in Ann Arbor, Michigan. As a result, the Company now maintains two Mortgage Loans (“Term Loans B and C”). The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at September 30, 2018 was 5.50%. The balance of both loans at September 30, 2018 and December 31, 2017 was $2.9 million and $3.1 million, respectively.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at September 30, 2018.
The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.
NOTE 7:    SUBSEQUENT EVENT
On October 3, 2018, the Company’s U.S. Power Systems Division subsidiary was informed by its customer, Science Applications International Corporation (“SAIC”), that the United States Marines Corps (“USMC”) had discontinued its efforts to upgrade the Assault Amphibious Vehicle (“AAV”) fleet that was undergoing survivability and electrical upgrades under a prime contract with SAIC. As a result of this termination for the USMC’s convenience, the Company will be presenting its unreimbursed costs related to this program for reimbursement by SAIC and the USMC. The amounts of and time frame for resolution have not yet been determined.

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
Overview of Operating Performance and Backlog
Overall, our pre-tax profit for the nine months ended September 30, 2018 was $2.1 million on revenues of $73.0 million, compared to pre-tax income of $171,000 on revenues of $69.7 million during the nine months ended September 30, 2017. Our overall backlog at the end of the third quarter of 2018 totaled $70.7 million, compared to $69.5 million at the end of 2017.
In our Training and Simulation Division, revenues for the nine months ended September 30, 2018 were $43.6 million, compared to $35.1 million during the nine months ended September 30, 2017. As of September 30, 2018, our backlog for our Training and Simulation Division totaled $51.3 million, compared to $41.5 million at the end of 2017.
In our Power Systems Division, revenues for the nine months ended September 30, 2018 were $29.4 million, compared to $34.6 million during the nine months ended September 30, 2017. As of September 30, 2018, our backlog for our Power Systems Division totaled $19.4 million, compared to $28.0 million at the end of 2017.
The table below details the percentage of total recognized revenue by type of arrangement for the nine and three months ended September 30, 2018 and 2017:

	Nine months ended September 30,		Three months ended September 30,
Type of Revenue	2018	2017	2018	2017
Sale of products	95.0%	96.7%	94.5%	97.2%
Maintenance and support agreements	3.5%	3.3%	3.5%	2.6%
Long term research and development contracts	1.5%	—%	2.0%	0.2%
Total	100%	100%	100%	100%
Recent Developments
On October 3, 2018, our U.S. Power Systems Division subsidiary was informed by its customer, Science Applications International Corporation (“SAIC”), that the United States Marines Corps (“Marines”) had discontinued its efforts to upgrade the Assault Amphibious Vehicle program (“AAV”) fleet that was undergoing survivability and electrical upgrades under a prime contract with SAIC. As a result of this termination for the Marine’s convenience, we will be presenting its unreimbursed costs incurred related to this program for reimbursement by SAIC and the Marines. The amounts and time frame for resolution have not yet been determined.

Critical Accounting Policies
Please refer to our Form 10-K for the year ended December 31, 2017, for a discussion on our critical accounting policies. There have been no changes to our critical accounting policies except for the matters described below.
Goodwill and Indefinite-Lived Intangibles
We have historically performed our annual goodwill impairment test as of December 31 each year.  During the quarter ended September 30, 2018, we voluntarily changed our annual impairment assessment date from December 31 to October 1.  We believe this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances as it better aligns with our forecasting and annual budgeting process timeline.  We intend to utilize the same valuation approach and do not expect the change in valuation date to produce different impairment results.  As we assesses qualitative factors that may give rise to triggering events quarterly, we do not consider the change in date of our annual impairment test material to our financial statements.
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
Results of Operations
Three months ended September 30, 2018 compared to the three months ended September 30, 2017
Revenues. Revenues for the three months ended September 30, 2018 totaled $23.8 million, compared to $25.9 million in the comparable period in 2017, a decrease of $2.1 million, or 8%. In the third quarter of 2018, revenues were $14.7 million for the Training and Simulation Division as compared to $14.6 million in the third quarter of 2017, an increase of $68,000, or less than 1%; offset by a decrease in revenues in the Power Systems Division of $2.2 million, or 19%, from $11.3 million in the third quarter of 2017 to $9.2 million in the third quarter of 2018, due primarily to a reduction in manufacturing of certain batteries in our Israeli operations and a decrease in revenues in our U.S. subsidiary related to delays on key customer programs. In addition, in late August, the government issued a stop work order on the AAV program, which ultimately led to the termination for the government’s convenience of the AAV program on October 3, 2018.
Cost of revenues. Cost of revenues totaled $16.5 million during the third quarter of 2018 as compared to $18.7 million in the third quarter of 2017, a decrease of $2.2 million, or 11.6%, due primarily to lower sales in our Power Systems Division. Cost of revenues was $8.7 million for the Training and Simulation Division as compared to $8.8 million in the third quarter of 2017, a decrease of $99,000, or 1.1%; and $7.8 million for the Power Systems Division as compared to $9.9 million in the third quarter of 2017, a decrease of $2.1 million, or 21%, due primarily to lower sales and program overruns as well as delays in certain programs.
Research and development expenses. Research and development expenses totaled $754,000 during the third quarter of 2018 as compared to $1.0 million for the third quarter of 2017, a decrease of $278,000, or 26.9% which was due to the timing of research and development projects.
Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2018 were $1.8 million, compared to $1.7 million in the third quarter of 2017, an increase of $131,000, or 7.7%, due to primarily increased marketing efforts in our Training and Simulation Division.
General and administrative expenses. General and administrative expenses for the third quarter of 2018 were $3.2 million, compared to $2.7 million in the third quarter of 2017, an increase of $469,000, or 17.2%, due primarily to increased investment in the Israeli operations, non-income based taxes, and a temporary increase in professional service fees.

Amortization of intangible assets. Amortization of intangible assets totaled $392,000 in the third quarter of 2018, compared to $509,000 in the third quarter of 2017, a decrease of $117,000, or 23.1%, due primarily to higher amortization expense recognized in 2017 pertaining to shorter-lived intangible assets.
Other income (expense), net. Other expense in the third quarter of 2018 was $2,000, compared to other expense of $24,000 in the third quarter of 2017, a decrease of $22,000.
Financial expense, net. Financial expense totaled $173,000 in the third quarter of 2018, compared to financial expense of $201,000 in the third quarter of 2017, a decrease of $28,000, or 13.7%, due primarily to less long term debt outstanding in the third quarter of 2018 as a result of scheduled debt payments made during the preceding twelve months.
Income taxes. We recorded $227,000 in tax expense in the third quarter of 2018, compared to $263,000 in tax expense in the third quarter of 2017, a decrease of $36,000, or 13.6%, due primarily to the reduction of the federal corporate income tax rate associated with the U.S. Tax Cuts and Jobs Act. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $145,000 and $228,000 in non-cash expenses in the third quarter of 2018 and 2017, respectively.
Net income (loss). Due to the factors cited above, we went from income of $788,000 in the third quarter of 2017 to income of $741,000 in the third quarter of 2018, a decrease of $47,000.
Nine months ended September 30, 2018 compared to the nine months ended September 30, 2017
Revenues. Revenues for the nine months ended September 30, 2018 totaled $73.0 million, compared to $69.7 million in the comparable period in 2017, an increase of $3.2 million, or 4.6%. In the first nine months of 2018, revenues were $43.6 million for the Training and Simulation Division, compared to $35.1 million in the first nine months of 2017, an increase of $8.5 million, or 24.0% due primarily to improved performance in all major product categories; and $29.4 million for the Power Systems Division, compared to $34.6 million in the first nine months of 2017, a decrease of $5.2 million, or 15.0%, due primarily to a reduction in manufacturing of certain batteries in our Israeli operations and a decrease in revenues in our U.S. subsidiary related to delays on key customer programs. In addition, in late August, the government issued a stop work order on the AAV program, which ultimately led to the termination for the government’s convenience of the AAV program on October 3, 2018.
Cost of revenues. Cost of revenues totaled $51.3 million during the first nine months of 2018, compared to $50.0 million in the first nine months of 2017, an increase of $1.3 million or 2.6%, due primarily to an increase in revenues.  Cost of revenues was $25.5 million for the Training and Simulation Division, compared to $20.2 million in the first nine months of 2017, an increase of $5.3 million, or 26.5%, due primarily to higher costs associated with higher sales in all of our major product lines; and $25.8 million for the Power Systems Division, compared to $29.8 million in the first nine months of 2017, a decrease of $4.0 million, or 13.5%, due primarily to a reduction in manufacturing of certain batteries in our Israeli operations.
Research and development expenses. Research and development expenses totaled $2.5 million during the first nine months of 2018, compared to $2.8 million for the first nine months of 2017 which was due to the timing of research and development projects.
Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2018 were $5.6 million, compared to $5.7 million in the first nine months of 2017, a decrease of $27,000.
General and administrative expenses. General and administrative expenses for the first nine months of 2018 were $9.4 million, compared to $8.6 million in the first nine months of 2017, an increase of $825,000, or 9.6%, due primarily to increased investment in the Israeli operations, non-income based taxes, and a temporary increase in professional service fees.
Amortization of intangible assets. Amortization of intangible assets totaled $1.3 million in the first nine months of 2018, compared to $1.7 million in the first nine months of 2017, a decrease of $430,000, or 24.9%, due primarily to higher amortization expense recognized in 2017 pertaining to shorter lived intangible assets.
Other income, net. Other income in the first nine months of 2018 was $6,000 compared to other expense of $13,000 in the first nine months of 2017, an increase of $19,000.
Financial expense, net. Financial expense totaled $696,000 in the first nine months of 2018, compared to financial expense of $750,000 in the first nine months of 2017, a decrease of $54,000, or 7.2%, primarily due to a net decrease in foreign exchange losses offset by an increase in interest expense related to Term Loan C, due to the inception of a new mortgage in June 2017.
Income taxes. We recorded $651,000 in tax expense in the first nine months of 2018, compared to $746,000 in tax expense in the first nine months of 2017, a decrease of $95,000, or 12.8%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $507,000 and $686,000 in non-cash expenses in the first nine months of 2018 and 2017, respectively.

Net income (loss). Due to the factors cited above, we went from a loss of ($574,000) in the first nine months of 2017 to income of $1.4 million in the first nine months of 2018, an increase of $2.0 million.
Liquidity and Capital Resources
As of September 30, 2018, we had $5.0 million in cash and $191,000 in restricted collateral deposits, as compared to December 31, 2017, when we had $5.2 million in cash and $284,000 in restricted collateral deposits. We also had $7.8 million in available, unused bank lines of credit with our main bank as of September 30, 2018, under a $15.0 million credit facility.
We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at September 30, 2018 was 5.25%.
The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at September 30, 2018 was 5.50%.
We have two Mortgage Loans (Term Loans B and C). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at September 30, 2018 was 5.50%.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at September 30, 2018.
The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.
We used available funds in the nine months ended September 30, 2018 primarily for working capital needs and investment in fixed assets. Our net fixed assets amounted to $9.2 million at quarter end.
Net cash provided by operating activities for the nine months ended September 30, 2018 was $3.4 million. Net cash provided by operating activities for the nine months ended September 30, 2017 was $843,000, representing a net change year over year of $2.5 million. The increase in cash provided by operations is primarily attributable to improved operating results of $1.8 million, a reduction in severance paid to a former executive of $1.9 million, offset by an increased investment in working capital of $1.2 million.
Net cash used in investing activities for the nine months ended September 30, 2018 was $1.7 million. Net cash used in investing activities for the nine months ended September 30, 2017 was $3.9 million, representing a year over year change of $2.2 million. This difference was due primarily to the purchase of land and building of $2.1 million in the second quarter of 2017.
Net cash provided by (used in) financing activities for the nine months ended September 30, 2018 and 2017 was ($2.1) million and $971,000, respectively, representing a decrease of $3.0 million. In 2017, we obtained financing of $2.2 million related to the purchase of land and buildings, increased our short-term borrowing on our line of credit by $100,000; offset by payments on our term loans of $1.3 million.  In 2018, we made payments on our term loans of $1.7 million and decreased our short-term borrowing on our line of credit by $300,000.
As of September 30, 2018, we had approximately $4.8 million in short-term bank debt under our credit facility and $9.1 million in long-term loans outstanding. This is in comparison to December 31, 2017, when we had $5.1 million in short-term bank debt under our credit facility and $10.8 million in long-term debt outstanding.
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
Foreign Currency Exchange Rate Risk
We consider the United States dollar (U.S. dollar) to be the currency of the primary economic environment in which our U.S. and Israeli subsidiaries operate and have adopted the U.S. dollar as the functional currency for these businesses.  The majority of financial transactions of our Israel-based subsidiary, Epsilor-EFL (“Epsilor”), are in U.S. dollars.  However, since a portion of our labor and overhead costs in our Israeli businesses are denominated in New Israeli Shekels, we have experienced foreign exchange gains and losses to date, and may continue to incur operating gains and losses affecting net income in 2018.  Depending upon the prevailing exchange rate, this translation can be significant.
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
Dated: November 7, 2018

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelli L. Kellar
	Name:	Kelli L. Kellar
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)