Form 10-K
period 2018-12-31
AROTECH CORP
filed 2019-03-07
CIK 916529

OMB APPROVAL
OMB Number:	3235-0063
Expires:	July 31, 2021
Estimated Average burden hours per response	2395.73
 UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE FISCAL YEAR ENDED   DECEMBER 31, 2018.
☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______ TO ______.
Commission File Number: 0-23336
AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

(800) 281-0356
(Registrant’s telephone number, including area code)

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
Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☐ No ☒
The aggregate market value of the registrant’s voting and non-voting common equity held by non-affiliates of the registrant as of June 30, 2018 was approximately $89,957,300 (based on the last sale price of such stock on such date as reported by The Nasdaq Global Market and assuming, for the purpose of this calculation only, that all of the registrant’s directors and executive officers are affiliates).
(Applicable only to corporate registrants)  Indicate the number of shares outstanding of each of the registrant’s classes of common stock, as of the latest practicable date: 26,617,460 as of 3/7/2019
Documents incorporated by reference: None
SEC 1673 (09-18)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995
This Annual Report on Form 10-K contains historical information and forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. From time to time, we may also provide oral or written forward-looking statements in other materials we release to the public. Such forward-looking statements are subject to the safe harbor created by the Private Securities Litigation Reform Act of 1995.
Statements that refer to projections of our future financial performance, our anticipated growth and trends in our businesses, and other characterizations of future events or circumstances are forward-looking statements, and include, but are not limited to, statements in Part II - Item 7A. “Quantitative and Qualitative Disclosures About Market Risk” of this Report. The words “estimate,” “project,” “intend,” “expect” and similar expressions are intended to identify forward-looking statements. These forward-looking statements are subject to risks and uncertainties that could cause actual results to differ materially from those contemplated in such forward-looking statements. Further, we operate in an industry sector where securities values may be volatile and may be influenced by economic and other factors beyond our control. In the context of the forward-looking information provided in this annual report and in other reports, please refer to Part I - Item 1A. “Risk Factors” of this Report as well as the discussions of risk factors detailed in, and the other information contained in, our other filings with the Securities and Exchange Commission (the “SEC”).
All company and product names mentioned may be trademarks or registered trademarks of their respective holders. Unless otherwise indicated, “we,” “us,” “our” and similar terms refer to Arotech Corporation and its subsidiaries.
PART I
ITEM 1.    BUSINESS
General
We are a defense and security company engaged in two business areas: interactive simulation and mobile power systems.

➢
We develop, manufacture and market advanced high-tech multimedia and interactive simulation solutions for engineering research, enhanced weapon employment, use-of-force training and operator training of military, law enforcement, security, emergency services and other personnel through our Training and Simulation Division:

•
We provide interactive operator and crew training systems featuring state-of-the-art vehicle simulator technology enabling training and research in situation awareness, risk analysis and decision-making, emergency reaction and avoidance procedures, conscientious equipment operation, and crew coordination;

•
We provide aircrew decision making support software, part-task aircraft simulators, and simulated weapon models to support military operations and aircrew training to the United States and foreign militaries;

•
Under the trade name MILO Range™, we provide specialized “use-of-force” and judgment skills training systems for police, security personnel and the military to train their personnel in safe, productive, and realistic environments; and

•	Under the trade name Realtime Technologies™ (“Realtime”), we provide consulting and development support for engineering and research simulation solutions.

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

•
We develop and sell rechargeable and primary batteries and smart chargers to the military and medical markets and to private defense industry in the Americas, Middle East, Europe and Asia under our Epsilor nameplate;

•
We develop, manufacture and market primary batteries, rechargeable batteries and battery chargers for the military, focusing on soldier system applications that demand high energy and light weight batteries with intelligent power management and distribution; and

•	We produce water-activated lifejacket lights for commercial aviation and marine applications under our Electric Fuel ® nameplate.

Background
We were incorporated in Delaware in 1990 under the name “Electric Fuel Corporation,” and we changed our name to “Arotech Corporation” on September 17, 2003. We operate through our various subsidiaries (all of which are 100% owned by us):

➢	FAAC Incorporated (“FAAC”), a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division);

➢
Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation with facilities located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) and Dimona, Israel (in Israel’s Negev desert area) (Power Systems Division);

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
The offices and facilities of our Power Systems Division are located in Hanahan, South Carolina, and in Israel (in Beit Shemesh and Dimona, both of which are within Israel’s pre-1967 borders). Our executive operations are conducted primarily from our principal executive offices in Ann Arbor, Michigan, which is the headquarters of our Training and Simulation Division. The Training and Simulation Division also maintains an office in Oviedo, Florida.
Training and Simulation Division
Our Training and Simulation Division develops, manufactures and markets an extensive array of trainers and simulation based solutions that provide interactive and situational awareness and training for military, law enforcement, commercial, and research customers. Our simulators safely and economically train people, from transit bus/rail operators to public safety personnel to military convoy crews, to respond immediately and appropriately in threatening and dangerous situations while under extreme pressure. Our solutions provide pilots of U.S. fighter aircraft accurate weapon employment information. We provide tools and simulation solutions used in leading edge vehicular research. During 2018, 2017, and 2016, revenues from our Training and Simulation Division were approximately $56.7 million, $50.3 million, and $46.4 million, respectively.
The Training and Simulation Division concentrates on three different product areas:

➢	Our Vehicle Simulation group provides high fidelity vehicle simulators for use in operator/crew training and research applications for military, municipal, and commercial customers;

➢
Our Air Warfare Simulations group provides weapon simulations used to train military pilots, weapon employment information used in the effective use of air launched weapons, and part-task simulators to train aircrew; and

➢
Our Use of Force group provides training products focused on developing judgment skills necessary for the proper employment of various lethal and non-lethal options for municipal public safety and military personnel.

Vehicle Simulation
We provide simulators, systems engineering support and software products focused on training vehicle operators and crews for cars, trucks, and military vehicles. We provide these products to the United States military, government, municipalities, and private industry. Our fully interactive driver-training systems feature state-of-the-art vehicle simulator technology enabling training in situation awareness, risk analysis and decision making, emergency reaction and avoidance procedures, and proper equipment operation techniques. We also offer simulation software applications, consulting services, and custom software and hardware development services primarily for use by the automobile industry and universities engaged in the study of vehicle performance or operator/vehicle interactions. Our simulators have been used to train hundreds of thousands of drivers.
Our Vehicle Simulation group focuses on the development and delivery of complete simulation solutions for a wide range of vehicle types and applications– such as trucks, automobiles, subway trains, buses, fire trucks, police cars, ambulances, airport ground vehicles, and military vehicles and encompasses both driver training and full crew coordination training. We are the prime contractor for the U.S. Army’s Virtual Clearance Training Suite (“VCTS”) program. VCTS trains route clearance teams on techniques to detect and neutralize improvised explosive devices. In 2018, 2017, and 2016, our Vehicle Simulations group accounted for approximately 38%, 27%, and 37%, respectively, of our Training and Simulation Division’s revenues. In 2018, 2017, and 2016, our Vehicle Simulations group accounted for 22%, 14%, and 18%, respectively, of our consolidated revenues.
We believe that we have held a dominant market share in U.S. military wheeled vehicle operator driver training simulators since 1999 and that we are currently one of three significant participants in the U.S. municipal wheeled vehicle simulators market.
Air Warfare Simulations
In the area of Air Warfare Simulations, we believe we are a premier developer of validated, high fidelity analytical models and simulations of tactical air and land warfare systems for all branches of the U.S. Department of Defense (“DoD”) and its related industrial contractors. Our simulations are found in systems ranging from instrumented air combat and maneuver training ranges (such as Top Gun), full task training devices such as the F-18 Weapon Tactics Trainer, and in the on-board computer of many fighter jet aircraft. We supply on-board software to support weapon launch decisions for the F-15, F-16, F-18, F-22 and F-35 aircraft. Two of our key Air Warfare Simulations program areas are the Zone Acquisition Program (ZAP™) and our Combat Training System (CTS) weapon simulation solution. ZAP™ provides aircrew with weapon employment information using highly accurate high-speed weapon simulations embedded in the operational flight programs of all US fighter aircraft. CTS provides validated weapon simulations for use on combat training ranges and third party aircraft simulators. In 2018, 2017, and 2016, our Air Warfare Simulations group accounted for 30%, 38%, and 35%, respectively, of our Training and Simulation Division’s revenues. In 2018, 2017, and 2016, the Air Warfare Simulations group accounted for 17%, 19%, and 18%, respectively, of our consolidated revenues.
Use-of-Force
We are a leading provider of interactive, multimedia, fully digital use-of-force training simulators for law enforcement, security, military and similar applications. With a large customer base spread over twenty countries around the world, we are a leader in the supply of simulation training products to law enforcement, governmental, and commercial clients. We conduct our interactive training activities and market our interactive training products, such as the MILO Range™ (interactive Use-of-Force and firearms training), the MILO Theater™ (an immersive training environment enabling trainees to experience up to 300 degrees of field of regard), and the MILO Response™ (judgment skills training for EMS personnel), using our MILO Range™ trade name. In 2018, 2017, and 2016, our Use-of-Force group accounted for 26%, 28%, and 20%, respectively, of our Training and Simulation Division’s revenues. In 2018, 2017, and 2016, the Use-of-Force group accounted for 15%, 14%, and 10%, respectively, of our consolidated revenues.
Warranty
We typically offer a one to two year warranty for most of our products. Additionally, we sell extended warranties to our existing customers. In 2018, 2017, and 2016, warranty revenue accounted for 6%, 6%, and 8%, respectively, of our Training and Simulation Division’s revenues.
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
We also have long term relationships with original equipment manufacturers such as Boeing and Raytheon that result in continued business opportunities.
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

As such, we are able to compete directly with these organizations based on our strength in developing higher quality software solutions or provide service on certain large military contracts through strategic agreements with these organizations. In municipal market applications, we compete against smaller, less sophisticated companies, such as Raydon Corporation and Doron Precision Systems, Inc., and some startups that rely on a commercial gaming engine as a training solution. Many of our large business competitors have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours.
Air Warfare Simulations
Currently, we believe that no significant competitors participate in the markets we serve around our weapon simulation niche. Our over 45-year history in this space provides us with a library of resources that would require substantial investment by a competitor to offer a comparable product. The companies that have the potential to compete with us are companies that now subcontract this work to us: Boeing Company (NYSE: BA) (“Boeing”), Raytheon Company (NYSE: RTN) (“Raytheon”), and Lockheed Martin Corporation (NYSE: LMT).
Use of Force
We compete against a number of established companies that provide similar products and services, some of which have financial, technical, marketing, sales, manufacturing, distribution and other resources significantly greater than ours. There are also companies whose products do not compete directly, but are sometimes closely related to the products we offer. Cubic Corporation (NYSE: CUB), Meggitt PLC (LSE: MGT), VirTra, Inc. (Nasdaq: VTSI), Ti Training Corp., and Laser Shot, Inc. are our main competitors in this space.
Power Systems Division
Our Power Systems Division develops and provides sophisticated portable power solutions for diverse applications, including military equipment carried by soldiers, hybrid energy generation/storage in austere environments, power management and power distribution, and clean, stable power for tactical vehicles, unmanned vehicles and medical devices, all of which are designed to complex and demanding customer specifications. During 2018, 2017, and 2016, revenues from our Power Systems Division were approximately $39.9 million, $48.5 million, and $46.6 million, respectively.
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
In addition, we also specialize in core, proprietary engineering capabilities in highly-demanded solution areas, including: (i) hybrid power generation systems, (ii) smart power subsystems for military vehicles and dismounted applications, and (iii) aircraft and missile systems support for cutting-edge weapons and communications technologies. Our unique brand of comprehensive service is highly sought-after by customer agencies such as the Marine Corps Systems Command, Space and Naval Warfare Systems Command (“SPAWAR”), U.S. Army Communications and Electronics Research & Development Command (“CERDEC”) and Tank Automotive Command, as well as large prime contractors such as Raytheon, Science Applications International Corporation (NYSE: SAIC) (“SAIC”), Boeing, Lockheed Martin Corporation (NYSE: LMT), and BAE Systems plc (LON: BA) (“BAE”). Our key program areas in this field include the following:

•
We supply the United States Marine Corps (“USMC”) with its program of record Ground Renewable Expeditionary Energy Network Systems (“GREENS”), a renewable power generation, intelligent energy storage and distribution system for troops serving in austere environments. GREENS is the only DoD Program of Record for renewable power generation. We also offer a commercial (not ITAR-restricted) version of this product, targeting both domestic and international markets where clean, reliable power in austere, rugged environments is a critical need.

•
We have supplied the USMC with Mobile Hybrid Expeditionary Energy System (“MHEES”), a product that incorporates both solar collection and high density battery technologies to intelligently reduce run time and optimize efficiency of tactical generators. This single system is scalable to 3.5kW, 7kW and 10.5kW output, making it an ideal solution for multiple military missions. During 2017, we delivered to the Marine Corps Systems Command the next-generation of MHEES, known as Mobile Electric Hybrid Power Sources (“MEHPS”). MEHPS is a modular, scalable system capable of delivering clean, reliable three-phase power in a 5kW dismounted configuration as well as a 10kW trailer mounted configuration. UEC supported government testing in 2018.

•
We designed a proprietary Distributed Power Control and Management System (DPCMS) that could replace electrical systems on aging tactical vehicles such at the Light Armored Vehicle (LAV) and Amphibious Assault Vehicle (AAV). This power management and distribution system enables vehicles that have already exceeded the OEM’s recommended life to be refurbished and to take advantage of new automotive communication protocol J-1939. These refurbishments could permit aging tactical vehicle fleets to function as a new vehicle, without the cost implications of replacing it with a new vehicle. This system was successfully tested on LAVs and AAVs by the USMC. DPCMS is also being marketed to newer vehicle systems that can benefit from its modular design and combat survivability features.

•
We have developed significant expertise and past performance qualifications in the area of solutions for Command, Control, Communications, Computers Intelligence, Surveillance and Reconnaissance (C4ISR), providing these solutions to, among others, SPAWAR and Raytheon.

Competition
Our main competitors for renewable energy and power management systems and services are ZeroBase Energy, LLC, a provider of hybrid and renewable power systems, and Solar Stik, Inc., a provider of portable and custom power solutions. In the realm of contract design and manufacturing services, we compete with Sechan Electronics Inc., a provider of military electronic systems and subsystems, IEC Electronics Corporation (NYSE: IEC), a provider of electronic contract manufacturing services, Celestica Incorporated (NYSE: CLS), Ducommun Incorporated (NYSE: DCO), Sanmina Corporation (Nasdaq: SANM), and Jabil Incorporated (NYSE: JBL), a supplier of manufacturing services for circuit board assemblies.
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
Over 90% of revenues are attributed to existing customers with new requirements or referrals of new customers from our existing customer base. This customer loyalty is closely tied to our technical solutions, our on-time delivery and quality of product metrics (consistently 90% or greater).
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
We develop and produce high-end lithium batteries, both primary (disposable) and secondary (rechargeable), “smart” chargers for the rechargeable batteries, electronic sub-assemblies and back up batteries for a range of “Smart City” applications (such as cellular switches and security towers). Battery offerings include a growing line of standard products (such as the BB-2590, ELI-152, 6T NATO, and 12V/24V lead-acid replacement batteries) as well as high-end custom products.
We market to the military, medical and industrial markets. We believe we are among the few companies in the world with the capability to develop, manufacture and test complex portable power sources needed by high-end portable applications. We perform the development and manufacturing in-house with the exception of the electrochemical cells, which we purchase from suppliers. We have also begun to penetrate the “special” batteries market, meaning large format batteries (such as those used to power submarines) and high power batteries (such as those used in missile launchers and battle tank emergency startup units).

We have experience in working with government agencies, the military and large corporations. Our technical team has significant expertise in the fields of electrochemistry, electronics, software and battery design, production, packaging and testing. We also specialize in custom products that must meet the highest possible military, industrial and medical specifications.
Our SWIPES™ power hub utilizes the MOLLE (Modular Lightweight Load-carrying Equipment) vest and integrates force protection electronics and communications equipment with an advanced battery. The system utilizes a modular power distribution system that is powered by a conformal wearable battery allowing for extended mission times without the burden of power source swaps or charging due to the conformal battery’s high energy density. It also reduces the battery weight soldiers carry by up to 30%. The batteries continuously charge the secondary batteries inside various devices, such as two way radios, GPS units and shot detection systems.
Customers
The principal customers for our lithium batteries during 2018 were the Israel Ministry of Defense, Elbit  Systems Ltd. (Nasdaq: ESLT), Israel Aerospace Industries Ltd. (TASE: ARSP), and Rafael Advanced Defense Systems Ltd. The principal customer for our soldier power systems in 2018 was the U.S. Defense Logistics Agency, with interest also shown from the U.K. Ministry of Defence and the Polish Territorial Defence Force.
Competition
There are a limited number of players globally that are a one-stop-shop for high-end custom portable power. Our main competitors are Bren-Tronics, Inc., Ultralife Corporation (Nasdaq: ULBI) (“Ultralife”), Inventus Power, Protonex Technology Corporation, Saft America Inc., Electrochem Solutions, Inc., RRC Power Solutions and Inspired Energy Plc (LSE: INSE).
Manufacturing
Our U.S. manufacturing facility for batteries and chargers is located in Hanahan, South Carolina, in the Charleston area. In parallel, we have manufacturing facilities in Beit Shemesh and Dimona, both located in Israel.
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
Products
We have a product line consisting of six lifejacket light models. Five of these models are for use with marine lifejackets and one is for use with aviation lifejackets. The marine lifejacket lights come in two LED alkaline-powered models (a one-piece and a two-piece model), two LED lithium-powered models (a one-piece product and a two-piece product), and a two-piece lithium-powered incandescent mode. Our new aviation locator light is based on LED powered by our proprietary battery chemistry. All of our lifejacket lights work in both freshwater and seawater. Each of our lifejacket lights is certified for use by relevant governmental agencies under various U.S. and international regulations, including the U.S. Federal Aviation Administration’s Technical Standard Order (“TSO”), the EU’s Marine Equipment Directive 2014/90/EU (MED), and the International Safety of Life at Sea (SOLAS) Convention. We manufacture, assemble and package all our lifejacket lights in our factory in Beit Shemesh, Israel.
Marketing
We market our marine safety products through our own network of distributors in Europe, the United States, Asia and Oceania. We market our lights to the commercial aviation industry through an independent company.
Competition
Our primary competitor in the field of aviation safety products, including TSO-approved lifejacket lights, is ACR Electronics Inc. of Ft. Lauderdale, Florida. Other significant competitors in the marine market include Daniamant A/S of Denmark and England, a provider of survivor location lights, and Alcares ApS of Denmark, a manufacturer of marine emergency lights.

Backlog
We generally sell our products under standard purchase orders. Orders constituting our backlog are subject to changes in delivery schedules and are typically cancelable by our customers until a specified time prior to the scheduled delivery date. Accordingly, our backlog is not necessarily an accurate indication of future sales. As of December 31, 2018, 2017, and 2016, our funded backlog was approximately $64.8 million, $61.1 million, and $55.4 million, respectively, divided between our divisions as follows:

Division	2018	2017	2016
Training and Simulation Division	$47,291,000	$38,752,000	$18,790,000
Power Systems Division	17,554,000	22,349,000	36,584,000
TOTAL:	$64,845,000	$61,101,000	$55,374,000
Major Customers
During 2018, 2017, and 2016, including both of our divisions, various branches of the United States military accounted for approximately 35%, 33%, and 41%, respectively, of our revenues. See Part I - Item 1A. “Risk Factors” titled “Risks Related to Government Contracts,” below.
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
Our intellectual property portfolio includes five issued U.S. patents, which expire between 2019 and 2037. We also have various patent applications pending for examination in U.S. and foreign jurisdictions.
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
Research and Development
During the years ended December 31, 2018, 2017, and 2016, our research and product development expenses were approximately $3.0 million, $3.0 million, and $2.7 million, respectively. Not included in these figures are any research and development where the costs were underwritten by customers or charged directly to projects as non-recovered engineering costs.
Employees
As of December 31, 2018, we employed 472 total employees worldwide, substantially all of whom were full-time employees. Our success will depend in large part on our ability to attract and retain skilled and experienced employees.
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

Regulatory Matters
Our businesses are heavily regulated in most of our markets. We deal with numerous U.S. government agencies and entities, including, but not limited to, branches of the U.S. military and the Department of Homeland Security. Similar government authorities exist in our international markets. We are also subject to export regulations. For additional information related to export regulations, see Part I - Item 1A. “Risk Factors” entitled “We may not be able to receive or retain the necessary licenses or authorizations required for us to export or re-export….”
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
On October 3, 2018, our U.S. Power Systems Division subsidiary was informed by its customer, Science Applications International Corporation (“SAIC”), that the United States Marines Corps terminated for its convenience its efforts to modernize the Assault Amphibious Vehicle fleet that was undergoing survivability and electrical upgrades under a prime contract with SAIC. As a result of this termination for the USMC’s convenience, we presented our costs related to this program for reimbursement by SAIC and the USMC in December 2018. The amount of reimbursement and time frame for resolution have not yet been determined.
For additional information related to government contracts, see Part I - Item 1A. “Risk Factors” “Risks Related to Government Contracts.”
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
We have incurred significant net losses since our inception. As of December 31, 2018, we had an accumulated deficit of approximately $176.5 million. In an effort to reduce operating expenses and maximize available resources, we have consolidated certain of our subsidiaries, shifted personnel and reassigned responsibilities. We have also taken a variety of other measures to limit spending and will continue to assess our internal processes to seek additional cost-structure improvements. Although we believe that such steps have helped to reduce our operating expenses and maximize our available resources and enabled us to operate at a net profit in the recent past, there can be no assurance that we will be able to maintain profitability consistently or that our business will continue to exist.
Our existing indebtedness may adversely affect our ability to obtain additional funds and may increase our vulnerability to economic or business downturns. Failure to comply with the terms of our indebtedness could result in a default that could have material adverse consequences for us.
Our bank and other indebtedness (short and long term) totaled approximately $14.0 million as of December 31, 2018 (not including trade payables, other account payables, and accrued severance pay), of which $5.5 million was bank working capital lines of credit and approximately $5.7 million represents a term loan entered into to fund the UEC acquisition and a $2.8 million mortgage on our property owned in Ann Arbor, Michigan. In addition, we may incur additional indebtedness in the future. Accordingly, we are subject to the risks associated with significant indebtedness, including:

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
Recent U.S. tax legislation may materially adversely affect our financial condition, results of operations, and cash flows.
Recently-enacted U.S. tax legislation has significantly changed the U.S. federal income taxation of U.S. corporations, including reducing the U.S. corporate income tax rate, limiting interest deductions, adopting elements of a territorial tax system, imposing a one-time transition tax on all undistributed earnings and profits of certain U.S.-owned foreign corporations, revising the rules governing net operating losses and the rules governing foreign tax credits, and introducing new anti-base erosion provisions. Many of these changes were effective in 2017, without any transition periods or grandfathering for existing transactions. The legislation is unclear in many respects and could be subject to potential amendments and technical corrections, as well as interpretations and implementing regulations by the Treasury and Internal Revenue Service (IRS), any of which could lessen or increase certain adverse impacts of the legislation. In addition, it is unclear how these U.S. federal income tax changes will affect state and local taxation, which often uses federal taxable income as a starting point for computing state and local tax liabilities.

In the period ended December 31, 2017 we recorded a provisional tax benefit of $3.2 million related to the change in the corporate tax rate from 35% to 21%. During the preparation of our 2018 consolidated financial statements we identified an error with accounting for income taxes related to the treatment of a naked credit as a source of income against U.S. federal non-NOL deferred tax assets. This resulted in recording an additional income tax benefit of $3.2 million for the period ended December 31, 2017 which was attributable to the release of our valuation allowance related to U.S. federal non-NOL deferred tax assets. These amounts may be subject to further adjustment in subsequent periods in accordance with subsequent interpretive guidance issued by the SEC or the IRS. While some of the changes made by the tax legislation may be beneficial to us in one or more reporting periods and prospectively, other changes may adversely affect us on a going forward basis. We urge our investors to consult with their legal and tax advisor’s with respect to the impact of such legislation on their respective tax situations.
Our earnings may decline if we write off goodwill and other intangible assets.
As of December 31, 2018, we had recorded goodwill of $46.1 million. Any future impairment of goodwill or other intangible assets may have a significant impact on earnings. Goodwill is not amortized, but is tested for impairment at the reporting unit level. Goodwill is required to be tested for impairment annually and between annual tests if events or circumstances indicate that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. There are numerous risks that may cause the fair value of a reporting unit to fall below its carrying amount, which could lead to the measurement and recognition of goodwill impairment. These risks include, but are not limited to, adverse changes in legal factors or the business climate, an adverse action or assessment by a regulator, a more-likely-than-not expectation that all or a significant portion of a reporting unit may be disposed of, a sustained decline in our market capitalization, significant negative variances between actual and expected financial results, and lowered expectations of future financial results.
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
The goodwill of our Training and Simulation Division equaled $24.4 million and the goodwill of our Power Systems Division equaled $21.7 million at December 31, 2018. Based on the discounted cash flow valuation at December 31, 2018, an increase in the WACC or changes in other significant variables for the Power Systems Division could potentially result in impairment.
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
A significant portion of our sales are made to customers located outside the U.S., primarily in Europe and Asia. In 2018, 2017, and 2016, 21%, 28%, and 22%, respectively, of our revenues, were derived from sales to customers located outside the U.S. We expect that our international customers will continue to account for a substantial portion of our revenues in the near future. Sales to international customers may be subject to political and economic risks, including political instability, currency controls, exchange rate fluctuations, foreign taxes, longer payment cycles and changes in import/export regulations and tariff rates. In addition, various forms of protectionist trade legislation have been and in the future may be proposed in the U.S. and certain other countries. Any resulting changes in current tariff structures or other trade and monetary policies could adversely affect our sales to international customers. See also “Israel-Related Risks,” below.
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
An impasse in federal budget decision-making or an extended government shutdown could lead to substantial delays or reductions in federal spending. For example, as a result of inability of the U.S. Government to reach agreement on budget reduction measures required by the Budget Control Act of 2011, sequestration triggered substantial automatic spending reductions beginning in January 2013, divided between defense and domestic spending over a nine-year period. As a result, U.S. government funding for certain of our customers may be reduced, delayed or eliminated, which could significantly impact these customers’ demand for our products and services and if so would have a material adverse effect on our business, results of operations and cash flows. While the future impact of sequestration is uncertain, these automatic across-the-board budget cuts in sequestration could have significant negative consequences to our business and industry.
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
The market price of our common stock has been volatile in the past and may change rapidly in the future. The following factors, among others, may cause significant volatility in our stock price:

•	announcements by us, our competitors, or our customers;

•	the introduction of new or enhanced products and services by us or our competitors;

•	changes in the perceived ability to commercialize our technology compared to that of our competitors;

•	rumors relating to our competitors or us;

•	actual or anticipated fluctuations in our operating results;

•	the issuance of our securities, including warrants, in connection with financings and acquisitions; and

•	general market or economic conditions.
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
We restated our consolidated financial statements, which may lead to additional risks and uncertainties, including potential shareholder litigation, loss of investor confidence, and negative impacts on our stock price.
In March 2019, we restated our consolidated financial statements as of and for the year ended December 31, 2017 due to errors related to our accounting for income taxes. We restated our historical financial statements for 2017 in this 2018 Form 10-K following the identification of an error, which pertain primarily to the accounting for income taxes related changes in the tax code in the fourth quarter of 2017. This resulted in the Company concluding that the previously issued 2017 consolidated financial statements were misstated.

The fact that we have restated our financial statements may lead to a loss of investor confidence, potential shareholder litigation and have negative impacts on the trading price of our common stock, particularly if we are required to complete additional restatements in the future.
We have disclosed material weakness in our internal controls over financial reporting and our business and stock price may be adversely affected if our internal controls over financial reporting are not effective.
Our management is responsible for establishing and maintaining adequate internal control over our financial reporting, as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934, as amended. Management’s assessment of our internal control over financial reporting as of December 31, 2017 and for the three quarterly periods within the fiscal year ended December 31, 2018 were not operating effectively and resulted in a material weakness in our internal control over financial reporting related to accounting for income taxes. A material weakness is defined as a deficiency, or combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis.
Even before identification of this material weakness in internal control over financial reporting, as a result of the changes in the tax code, we had determined that we needed to improve our process related to income tax accounting and had begun making improvements in our existing processes during 2018. During 2018, we developed and implemented new control procedures over financial reporting related to accounting for income taxes as described under Part II - Item 9A. “Controls and Procedures” titled “Evaluation of Disclosure Controls and Procedures” and, as a result of such improvements, we concluded that we had remediated this material weakness as of December 31, 2018. However, we cannot assure you that our new control procedures or our other internal control over financial reporting will prevent additional material weaknesses or other deficiencies in the future. We may be at risk for future material weaknesses, particularly if these new procedures do not operate effectively. The existence of a material weakness could result in errors in our financial statements that could result in a restatement of financial statements, which could cause us to fail to meet our reporting obligations, lead to a loss of investor confidence, potential shareholder litigation and have a negative impact on the trading price of our common stock. Additionally, failure to maintain effective internal control over our financial reporting could result in government investigation or sanctions by regulatory authorities.
We intend to continue to evaluate and monitor our internal controls and implementing appropriate changes to our internal control to address any future material weakness or other deficiencies may require specific compliance training of our directors, officers and employees, entail substantial costs to modify our existing accounting systems, and/or take a significant period of time to complete. Such changes may not, however, be effective in maintaining the adequacy of our internal control over financial reporting, and any failure to maintain that adequacy or inability to produce accurate financial statements on a timely basis could result in our financial statements being unreliable, increase our operating costs and materially impair our ability to operate our business.
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
We are organized under the laws of the State of Delaware and will be subject to service of process in the United States. However, approximately 22.1% of our assets are located outside the United States.
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
Although a substantial majority of our revenues and a substantial portion of our expenses are denominated in U.S. dollars, a portion of our costs, including personnel and facilities-related expenses, is incurred in New Israeli Shekels (NIS). Inflation in Israel will have the effect of increasing the dollar cost of our operations in Israel, unless it is offset on a timely basis by a devaluation of the NIS relative to the dollar. In 2018, the inflation-adjusted NIS appreciated against the dollar.
ITEM 1B.    UNRESOLVED STAFF COMMENTS
None.
ITEM 2.    PROPERTIES
Our primary administrative offices are located in the offices of our Training and Simulation Division, consisting of approximately 17,300 square feet of office and warehouse space in Ann Arbor, Michigan, pursuant to a lease expiring in December

2020. We own 57,200 square feet of office, production, and warehouse space near our administrative offices in Ann Arbor. We sublease 7,000 square feet of surplus space in this building for a term of five years with a five year option. The current sublessee has exercised their five year option to sublease this surplus space, which will expire January 31, 2023. Additionally, we also lease 10,000 square feet of office and lab space in Oviedo, Florida pursuant to a lease expiring in October 2019.
Our Power Systems Division operates out of facilities in Hanahan, South Carolina, constituting approximately 56,200 square feet, which are leased from the former owners of UEC through the end of 2028 with an option on our part to renew through 2033.
Our Power Systems Division also maintains approximately 23,000 square feet of factory, office and warehouse space in Dimona, Israel, in Israel’s Negev desert (within Israel’s pre-1967 borders), on a month-to-month basis.
Our research, development and production facilities for the manufacture and assembly of our Survivor Locator Lights, constituting approximately 21,000 square feet, are located in Beit Shemesh, Israel, located between Jerusalem and Tel-Aviv (within Israel’s pre-1967 borders), pursuant to a five-year lease for these facilities expiring at the end of 2022, with an option on our part to renew for an additional period of five years.
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
ITEM 4.    MINE SAFETY DISCLOSURES
None.
PART II
ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Information about our equity compensation plans may be found in Part III - Item 12. “Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters” of this report which is hereby incorporated by reference.
Our common stock is traded on the Nasdaq Global Market. Our Nasdaq ticker symbol is “ARTX.” As of February 28, 2019, we had approximately 127 registered holders of record of our common stock.
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
The following graph compares our cumulative total stockholder return for the past five years with the cumulative total return on the Russell Microcap Index (Broad Market Index) and a self-constructed peer group index (the “Peer Group”) consisting of two companies in the simulation and training space (Kratos Defense & Security Solutions, Inc. (Nasdaq: KTOS) and VirTra Systems, Inc. (OTC: VTSI)) and three companies in the power and defense space (Espey Mfg. & Electronics Corp. (NYSE: ESP), Highpower International, Inc. (Nasdaq: HPJ), and KVH Industries, Inc. (Nasdaq: KVHI). The market capitalization of the peer companies in the simulation and training space is roughly equivalent to that of the peer companies in the power and defense space, and we believe that all these companies are “microcap” companies that are fairly comparable to us.

The cumulative total stockholder return is based on $100 invested in our common stock and in the respective indices on December 31, 2013, and assumes that all dividends were reinvested. The stock prices on the performance graph are not necessarily indicative of future price performance.
*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright © 2019 Russell Investment Group. All rights reserved.

	12/13	12/14	12/15	12/16	12/17	12/18
Arotech Corporation	100.00	66.48	58.45	100.29	101.72	75.07
Russell MicroCap	100.00	103.65	98.30	118.32	133.90	116.39
Peer Group	100.00	82.88	66.57	97.99	123.28	151.43

(1)
The Peer Group is comprised of the following companies: Kratos Defense & Security Solutions, Inc. (Nasdaq: KTOS), VirTra Systems, Inc. (OTC: VTSI), Espey Mfg. & Electronics Corp. (NYSE: ESP), Highpower International, Inc. (Nasdaq: HPJ), and KVH Industries, Inc. (Nasdaq: KVHI). The returns of each company have been weighted according to their respective stock market capitalization for purposes of arriving at a peer group average.

ITEM 6.    SELECTED FINANCIAL DATA
The selected financial information set forth below with respect to the consolidated statements of operations for each of the five fiscal years ended December 31, 2018, and with respect to the consolidated balance sheets at the end of each such fiscal year, has been derived from our consolidated financial statements audited by BDO USA, LLP, independent registered public accounting firm.
The financial information set forth below is qualified by and should be read in conjunction with the consolidated financial statements contained in Part II - Item 8. “Financial Statements and Supplementary Data” of this Report and the notes thereto and Part II - Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation”, below.
Income (loss) from continuing operations and the related per basic and dilute share amounts for 2017 have been restated due to the correction of an error related to income tax accounting. See discussion at Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements and Part II - Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” titled “Accounting for Income Taxes”.
The financial results of the Company are presented as continuing operations for all periods presented. The loss from discontinued operations reported for the years ended December 31, 2016 and 2015 was $1.4 million and $894,000, respectively.

	Year Ended December 31,
	2018	2017 (as restated)	2016	2015	2014
	(dollars in thousands, except per share data)
Statement of Operations:
Revenues	$96,600	$98,723	$92,975	$96,574	$103,562

Cost of revenues	$67,402	$71,083	$64,825	$68,457	$70,855
Research and development expenses	$3,031	$3,041	$2,723	$3,075	$2,926
Selling and marketing expenses	$8,176	$7,874	$7,029	$5,373	$5,921
General and administrative expenses	$12,919	$11,624	$15,308	$16,339	$17,261
Amortization of intangible assets	$1,677	$2,206	$2,876	$3,044	$2,697
Total operating costs and expenses	$93,205	$95,828	$92,761	$96,288	$99,660

Operating income	$3,395	$2,895	$214	$286	$3,902

Other income (expense)	$(39)	$(8)	$65	$(24)	$2,512
Financial expense, net	$(922)	$(1,077)	$(975)	$(1,152)	$(1,507)
Total other income (expense)	$(961)	$(1,085)	$(910)	$(1,176)	$1,005
Income (loss) before income tax expense	$2,434	$1,810	$(696)	$(890)	$4,907

Income tax (benefit) expense	$564	$(5,225)	$784	$1,161	$1,024
Income (loss) from continuing operations	$1,870	$7,035	$(1,480)	$(2,051)	$3,883

Basic net income (loss) per share – continuing operations	$0.07	$0.27	$(0.06)	$(0.08)	$0.18

Diluted net income (loss) per share – continuing operations	$0.07	$0.27	$(0.06)	$(0.08)	$0.17
Weighted average number of shares used in computing basic net income (loss) per share	26,471,507	26,380,312	25,494,097	23,687,733	21,934,532
Weighted average number of shares used in computing diluted net income (loss) per share	26,471,507	26,380,312	25,494,097	23,687,733	22,537,272

	As At December 31,
	2018	2017 (as restated)	2016	2015	2014
	(dollars in thousands)
Balance Sheet Data:
Cash, cash equivalents, and restricted collateral deposits	$4,445	$5,489	$7,400	$10,698	$11,528
Receivables and other assets	$54,001	$50,289	$43,782	$45,612	$49,485
Property and equipment, net of depreciation	$8,914	$9,276	$5,915	$6,385	$6,463
Goodwill and other intangible assets, net	$50,604	$51,344	$52,313	$54,798	$57,263
Total assets	$117,964	$116,398	$109,410	$117,493	$124,739
Current liabilities	$27,701	$26,319	$23,761	$26,777	$28,117
Long-term liabilities	$13,487	$15,785	$20,564	$26,669	$30,267
Stockholders’ equity	$76,776	$74,294	$65,085	$64,047	$66,355
Total liabilities and stockholders’ equity	$117,964	$116,398	$109,410	$117,493	$124,739

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following Management’s Discussion and Analysis of Financial Condition and Results of Operations contains forward-looking statements that involve inherent risks and uncertainties. When used in this discussion, the words “believes,” “anticipates,” “expects,” “estimates” and similar expressions are intended to identify such forward-looking statements. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Readers are cautioned not to place undue reliance on these forward-looking statements, which speak only as of the date hereof. We undertake no obligation to publicly release the result of any revisions to these forward-looking statements that may be made to reflect events or circumstances after the date hereof or to reflect the occurrence of unanticipated events. Our actual results could differ materially from those anticipated in these forward-looking statements as a result of certain factors including, but not limited to, those set forth elsewhere in this report. This should be read in conjunction with, the accompanying consolidated financial statements and notes included within Part II - Item 8. “Financial Statements and Supplementary Data” of this Report ,as well as the discussion of our business and related risk factors in Part I - Item 1. “Business” and Part I - Item 1A. “Risk Factors”. See also “Cautionary Statement Pursuant to Safe Harbor Provisions of the Private Securities Litigation Reform Act of 1995,” above, and our other filings with the Securities and Exchange Commission.
We have restated our financial statements for the year ended December 31, 2017 due to the identification of an error in accounting for income taxes related to the treatment of a naked tax credit as a source of income against non-net operating loss (“NOL”) deferred tax assets. As a result we did not record a reversal of our valuation allowance associated with these deferred tax assets within the enactment period. We concluded that we should restate our consolidated financial statements for 2017. Our Management’s Discussion and Analysis of Financial Condition and Results of Operations set forth below provides a discussion of and reflects the effects of the restatement. See details at Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
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

Recent Developments
On October 3, 2018, our U.S. Power Systems Division subsidiary was informed by its customer, Science Applications International Corporation (“SAIC”), that the United States Marine Corps (“USMC”) had discontinued its efforts to upgrade the Assault Amphibious Vehicle (“AAV”) fleet that was undergoing survivability and electrical upgrades under a prime contract with SAIC. As a result of this termination for the USMC’s convenience, we presented our costs related to this program for reimbursement by SAIC and the USMC in December 2018. The amount of reimbursement and time frame for resolution have not yet been determined.
Federal Income Tax
Our deferred income tax benefit and net deferred income tax liabilities have been restated as of and for the year ended December 31, 2017 due to the correction of errors related to the treatment of a naked tax credit as a source of income against non-net operating loss (“NOL”) U.S. federal deferred tax assets. As a result, we did not record a reversal of our valuation allowance associated with these deferred tax assets within the period of enactment, resulting in us concluding that the previously issued 2017 consolidated financial statements were misstated. Accordingly, we have restated our 2017 consolidated financial statements to reflect the impact of releasing a portion of the previously reported valuation allowance associated with the expected reversal of these U.S. federal non-NOL deferred tax assets. This resulted in an increase in the deferred income tax benefit for 2017 by $3.2 million with a corresponding increase to net income and earnings per share. See details in Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad complex changes to the U.S. tax code including, but not limited to, reduction of the U.S. federal corporate tax rate from 35% to 21%, requiring reversing U.S. federal non-NOL deferred tax assets to convert to an NOL carryforward with an indefinite carryforward period, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest.
The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December 2017 to provide guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act.  Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements. The measurement period ended during the fourth quarter of 2018 and we completed our accounting for the effects of the Tax Act and did not make material adjustments to the amounts recorded in 2018. However, we did adjust for the restatement for the income tax accounting errors in 2017 as referenced above.
In 2017 (as restated), we recorded tax benefits related to the enactment-date effects of the Tax Act that included adjusting deferred tax assets and liabilities for the change in tax rates and recognizing the effects of releasing our valuation allowance associated with U.S. federal non-NOL deferred tax assets expected to reverse in the future by utilizing indefinite lived U.S. federal deferred tax liabilities as a source of future taxable income of $3.2 million and $3.2 million, respectively. We had no liabilities associated with the one-time transition tax related to our foreign subsidiary due to the accumulated net loss position of the subsidiary.
Beginning in 2018, the Tax Act provided a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. While we did not accrue the transition tax on the deemed repatriated earnings that were previously indefinitely reinvested, we were unable to determine a reasonable estimate as of December 31, 2017 of the remaining tax liability, if any, under the Tax Act for its remaining outside basis. Upon completion of our analysis throughout 2018, we determined that the recording of a deferred tax liability on the outside basis difference of our foreign subsidiary was not required as of December 31, 2018 due to the existence of accumulated losses. It is our assertion that we will permanently reinvest any future earnings from our foreign subsidiary back into its operations.
The Tax Act limits NOL deductions to 80% of taxable income for tax years beginning after December 31, 2017. The amendments disallow the carryback of NOLs but allow for the indefinite carryforward of NOLs, which would be considered an indefinite lived asset.
Discontinued Operations
During the quarter ended September 30, 2016, our Board of Directors approved a plan to discontinue the Flow Battery segment. The discontinuance was a strategic shift that had a major effect on our operations and financial results; therefore, the results of the Flow Battery segment were reclassified as discontinued operations as of and for the period ended December 31, 2016.
Our financial results are presented as continuing operations in the Consolidated Financial Statements for all periods presented. See Note 1, “General,” of the Notes to Consolidated Financial Statements. The loss from discontinued operations reported for the year ended December 31, 2016 was $1.4 million. The impact of the discontinued operations on operating activities and on investing activities within the consolidated statement of cash flows for the year ended December 31, 2016 was $(1.3 million) and $(252,000), respectively.
During the quarter ended December 31, 2017, it was determined that we were not able to execute our plan to sell the assets associated with the Flow Battery segment. As a result, assets in the amount of $270,000 were reclassified on the consolidated balance sheet into property and equipment, which are being used in our operations and therefore are not considered to be impaired as of December 31, 2018.
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

Revenue Recognition
We account for revenue recognition in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which we adopted on January 1, 2018, using the modified retrospective method.  We evaluated the distinct performance obligations and the pattern of revenue recognition of our significant contracts upon adoption of the standard.  Consequently, after our review of contracts in each revenue stream, we concluded that the impact of adopting the standard did not have an impact to our consolidated balance sheets, statements of operations, changes in stockholders’ equity, or cash flows.
During 2018, 2017, and 2016, we recognized revenues from (i) the sale and customization of interactive training systems (Training and Simulation Division); (ii) maintenance services in connection with such systems (Training and Simulation Division); (iii) the sale of batteries, chargers and adapters, and custom power solutions (Power Systems Division); and (iv) the sale of lifejacket lights (Power Systems Division).
We determined our revenue recognition through the following steps:

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
The Tax Act was enacted on December 22, 2017. The Tax Act makes broad complex changes to the U.S. tax code including, but not limited to, reduction of the U.S. federal corporate tax rate from 35% to 21%, requiring reversing U.S. federal non-NOL deferred tax assets to convert to an NOL carryforward with an indefinite carryforward period, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest. The Tax Act is complex and requires interpretation of certain provisions to estimate the impact on our income tax expense. The estimates are based on the information available and our current interpretation of the Tax Act, and may change due to changes in interpretations and assumptions we make and additional guidance or context from the Internal Revenue Service, the U.S. Treasury Department, the Financial Accounting Standards Board or others regarding the Tax Act. Our accounting for the impacts of the Tax Act is provisional and our actual income tax benefit could differ from our estimates. Please refer to Note 13, “Financial Expense,” of the Notes to Consolidated Financial Statements for additional information.
We have provided a valuation allowance on our net deferred income tax assets, which includes federal, state and foreign net operating loss carryforwards, because of the uncertainty regarding their realization. Our accounting for deferred taxes under FASB ASC 740-10, involves the evaluation of a number of factors concerning the realizability of our deferred tax assets. In concluding that a valuation allowance was required, we primarily considered such factors as our history of operating losses and expected future losses in certain jurisdictions and the nature of our deferred tax assets. We provided a valuation allowance for our deferred tax assets resulting principally from the carryforward of NOLs. At December 31, 2017, based upon provisions of the Tax Act, we reduced the valuation allowance by $3.2 million after consideration of U.S. deferred tax assets reversing into indefinite-lived NOLs, which can now be applied against taxable temporary differences related to indefinite-lived intangible assets as a future source of taxable income. Management currently believes that it is more likely than not that except for the differences related to these indefinite-lived intangible assets, our deferred tax assets in the U.S. and Israel will not be realized in the foreseeable future, but as our results improve, this may change in future periods. We were not required to record any amounts for our foreign subsidiaries relating to the one-time tax on accumulated foreign earnings provision of the Tax Act due to the accumulated net loss position of the foreign subsidiary.
We have indefinite-lived intangible assets consisting of trademarks and goodwill. Pursuant to FASB ASC 350-10, these indefinite-lived intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a U.S. federal deferred tax liability arise as a result of the tax-deductibility of these indefinite-lived intangible assets. The resulting U.S. federal deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This U.S. federal deferred tax liability could remain on our balance sheet indefinitely for continuing operations unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of. Due to the fact that the aforementioned deferred tax liability could have an indefinite life, these deferred tax liabilities are now being utilized as a future source of taxable income against U.S. federal non-NOL deferred tax assets that will convert into net operating losses with an unlimited carryforward period, as allowed by the Tax Act.
Accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. We must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations of estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If our determinations and estimates prove to be inaccurate, the resulting adjustments could be material to our future financial statements.
In addition, we operate within multiple taxing jurisdictions and may be subject to audits in these jurisdictions. These audits can involve complex issues that may require an extended period of time for resolution. In management’s opinion, adequate provisions for income taxes have been made.
Inventories
Our policy for valuation of inventory and commitments to purchase inventory, including the determination of obsolete or excess inventory, requires us to perform a detailed assessment of inventory at each balance sheet date, which includes a review of, among other factors, an estimate of future demand for products within specific time horizons, valuation of existing inventory, as well as product lifecycle and product development plans. The estimates of future demand that we use in the valuation of inventory are the basis for our revenue forecast, which is also used for our short-term manufacturing plans. Inventory reserves are also provided to cover risks arising from slow-moving items. We write down our inventory for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventory and the net realizable value based on assumptions about future demand and market conditions. We may be required to record additional inventory write-downs if actual market conditions are less favorable than those projected by our management. If the inventory reserve increased by 10%, the impact would not be material to the consolidated financial statements. For fiscal 2018, no significant changes were made to the underlying assumptions related to estimates of inventory valuation or the methodology applied.
Goodwill and Indefinite-Life Intangibles
Certain business acquisitions have resulted in the recording of goodwill and indefinite-life intangible assets, primarily trademark assets, which are not amortized. We had goodwill of $46.1 million and trademark assets with a carrying value of $799,000 for the periods ended December 31, 2018 and 2017.
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
We have historically performed our annual goodwill impairment test as of December 31 each year. During the quarter ended September 30, 2018, we voluntarily changed our annual impairment assessment date from December 31 to October 1. We believe this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances as it better aligns with our forecasting and annual budgeting process timeline. As we assess qualitative factors that may give rise to triggering events quarterly, we did not consider the change in date of our annual impairment test material to our financial statements.
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
The determination of fair value is highly sensitive to differences between estimated and actual cash flows and changes in the related discount rate used to evaluate fair value. Estimated cash flows are sensitive to changes in the economy among other things. If the carrying value of the intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess. Furthermore, if the cash flows from the Power Systems reporting unit were lower by 10%, then the fair value of the reporting unit would approximate the carrying value of the reporting unit.
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
For the years ended December 31, 2018 and 2017, respectively, we performed a qualitative assessment for our Training and Simulation reporting unit and we determined that it was more likely than not that the fair value of our reporting unit exceeded its carrying value. For our Power Systems reporting unit, we performed a quantitative assessment of goodwill for the purpose of determining whether an impairment existed at December 31, 2018 and 2017. As a result of our quantitative analysis, in which we computed the fair value of the Power Systems reporting unit, we concluded that the fair value of the reporting unit exceeded the reporting unit’s carrying value by approximately 10% and 22%, respectively. If we had changed the discount rate by 50 basis points the fair value of the reporting unit would have decreased by approximately 5.0%.
As a result of this analysis, we concluded that the goodwill recorded in relation to the Power Systems reporting unit was not impaired at October 1, 2018.
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

New Accounting Standards
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In addition, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvement to Topic 842.
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
The Company has elected to apply the new transition method upon adoption of the new standard. The Company also elected the available practical expedients on adoption. In preparation for adoption of the standard, the Company finalized changes to systems, implemented internal controls and key processes to enable the preparation of financial information.
The new standard will likely have a material impact on the Company’s Consolidated Balance Sheets. However, is not expected to have a material impact to the Company’s Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statement of Cash Flows. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases and will result in additional ROU assets and lease liabilities for operating leases of approximately $3.9 million and $4.0 million, respectively, as of January 1, 2019.
In August 2016, the FASB issued ASU No. 2016-15 (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance on eight specific cash flow issues for which the current accounting framework does not provide specific guidance. The amendments are effective for annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted the requirements of the new standard in the first quarter of 2018, as required by the new standard.
In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. The Company adopted the requirements of the new standard in the first quarter of 2018 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.
For information on recently issued but not yet adopted accounting pronouncements, see Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements contained within this report.

Results of Operations
Summary
Following is a table summarizing our results of continuing operations for the years ended December 31, 2018, 2017 and 2016, after which we present a narrative discussion and analysis.

	Year Ended December 31,
	2018	2017 (as restated)	2016
Revenues:
Training and Simulation Division	$56,708,170	$50,254,324	$46,358,794
Power Systems Division	39,891,571	48,468,354	46,616,958
	$96,599,741	$98,722,678	$92,975,752
Cost of revenues:
Training and Simulation Division	$33,235,613	$29,223,721	$26,193,216
Power Systems Division	34,166,650	41,858,987	38,632,200
	$67,402,263	$71,082,708	$64,825,416
Research and development expenses:
Training and Simulation Division	$1,706,606	$2,544,164	$2,030,485
Power Systems Division	1,323,863	496,966	692,480
	$3,030,469	$3,041,130	$2,722,965
Selling and marketing expenses:
Training and Simulation Division	$6,440,536	$6,204,037	$5,517,682
Power Systems Division	1,734,967	1,670,327	1,511,408
	$8,175,503	$7,874,364	$7,029,090
General and administrative expenses:
Training and Simulation Division	$4,444,119	$4,235,512	$4,556,990
Power Systems Division	4,342,723	3,847,728	4,011,769
Corporate	4,132,595	3,540,660	6,739,702
	$12,919,437	$11,623,900	$15,308,461
Amortization of intangible assets:
Training and Simulation Division	$410,693	$397,880	$461,168
Power Systems Division	1,266,750	1,807,875	2,414,375
	$1,677,443	$2,205,755	$2,875,543
Operating income (loss)
Training and Simulation Division	$10,470,603	$7,649,010	$7,599,253
Power Systems Division	(2,943,382)	(1,213,529)	(645,274)
Corporate	(4,132,595)	(3,540,660)	(6,739,702)
	$3,394,626	$2,894,821	$214,277
Other income (expense):
Training and Simulation Division	$6,340	$(2,293)	$9,430
Power Systems Division	(45,417)	(5,620)	47,673
Corporate	—	(243)	7,729
	$(39,077)	$(8,156)	$64,832
Financial (expense) income:
Training and Simulation Division	$(256,452)	$(122,875)	$(41,397)
Power Systems Division	22,638	(255,835)	(87,371)
Corporate	(688,139)	(697,949)	(846,495)
	$(921,953)	$(1,076,659)	$(975,263)
Income tax (benefit) expense:
Training and Simulation Division	$292,599	$41,391	$(24,634)
Power Systems Division	(211,080)	195,592	(28,507)
Corporate	482,122	(5,461,858)	836,561
	$563,641	$(5,224,875)	$783,420
Net income (loss) - continuing operations:
Training and Simulation Division	$9,927,892	$7,482,451	$7,591,920
Power Systems Division	(2,755,081)	(1,670,576)	(656,465)
Corporate	(5,302,856)	1,223,006	(8,415,029)
	$1,869,955	$7,034,881	$(1,479,574)

Fiscal Year 2018 compared to Fiscal Year 2017 (as restated)
Revenues. We recognized revenues as follows:

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

Revenues for 2018 totaled $96.6 million, compared to $98.7 million in 2017, a decrease of $(2.1) million, or (2.2)%, due primarily to higher revenues in our Training and Simulation Division offset by lower revenues in our Power Systems Division. In 2018, revenues were $56.7 million for the Training and Simulation Division as compared to $50.2 million in 2017, an increase of $6.5 million, or 12.8%, primarily due to increased sales of interactive use-of-force training systems related to new sales to the U.S. Air Force and increased sales of our Vehicle Simulation products; and $39.9 million for the Power Systems Division as compared to $48.5 million in 2017, a decrease of $(8.6) million, or (17.7)%, due primarily to a reduction in manufacturing of certain batteries in our Israeli operations for the Israeli Ministry of Defense and a decrease in revenues in our U.S. subsidiary related to terminations and delays on key customer programs. In late August, the government issued a stop work order on the AAV program, which ultimately led to the termination for the government’s convenience of the AAV program on October 3, 2018.
The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2018 and 2017:

	Year Ended December 31,
Type of Revenue	2018	2017
Sale of products	94.3%	96.2%
Maintenance and support agreements	3.7%	3.2%
Long term research and development contracts	2.0%	0.6%
Total	100.0%	100.0%
Cost of revenues. Cost of revenues totaled $67.4 million during 2018, compared to $71.1 million in 2017, a decrease of $(3.7) million, or (5.2)%, due primarily to a decrease in revenues. Cost of revenues were $33.2 million for the Training and Simulation Division as compared to $29.2 million in 2017, an increase of $4.0 million, or 13.7%, due primarily to higher costs associated with increased sales for interactive use-of-force training systems related to new sales to the U.S. Air Force and increased sales of our Vehicle Simulation products, and $34.2 million for the Power Systems Division as compared to $41.9 million in 2017, a decrease of $(7.7) million, or (18.4)%, due primarily to reduction in manufacturing of certain batteries in our Israeli operations and a decrease in revenues in our U.S. subsidiary related to terminations and delays on key customer programs.
Research and development expenses. Research and development expenses were $3.0 million for 2018 and 2017.
Selling and marketing expenses. Selling and marketing expenses for 2018 were $8.2 million, compared to $7.8 million in 2017, an increase of $301,000, or 3.8%, due primarily to increased selling and marketing efforts in our Training and Simulation Division.
General and administrative expenses. General and administrative expenses for 2018 were $12.9 million, compared to $11.6 million in 2017, an increase of $1.3 million or 11.1%. The increase is primarily due to increased investment in the Israeli operations, non-income based taxes, a temporary increase in professional service fees, and incentive based compensation.
Amortization of intangible assets. Amortization of intangible assets totaled $1.7 million in 2018, compared to $2.2 million in 2017, a decrease of $(528,000), or (24.0)%, due primarily to higher amortization expense recognized in 2017 pertaining to shorter lived intangible assets.
Other expense, net. Other expense totaled $(39,000) in 2018, compared to expense of $(8,000) in 2017, an increase in expense of $(31,000).
Financial expense, net. Financial expense totaled $(922,000) in 2018, compared to financial expense of $(1.1) million in 2017, a decrease of $155,000, or (14.4)%, primarily due to a net decrease in foreign exchange losses offset by an increase in interest expense related to Term Loan C, due to the inception of the new mortgage in June 2017.
Income taxes. We recorded tax expense of $564,000 in 2018, compared to a $(5.2) million tax benefit in 2017 (as restated), an increase in tax expense of $5.8 million, or 110.8%. The primary reasons for the increase in income tax expense are attributable to tax benefits arising in 2017 related to the release of our valuation allowance associated with realizability of our non-NOL deferred tax assets, and the change in the federal corporate income tax rate from 35% to 21% attributable to the Tax Act.

Net income (loss). Due to the factors cited above, we went from a net income of $7.0 million in 2017 (as restated) to net income of $1.9 million in 2018.
Fiscal Year 2017 (as restated) compared to Fiscal Year 2016
Revenues. We recognized revenues as follows:

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

Revenues for 2017 totaled $98.7 million, compared to $93.0 million in 2016, an increase of $5.7 million, or 6.2%, due primarily to higher revenues in both our divisions. In 2017, revenues were $50.2 million for the Training and Simulation Division as compared to $46.4 million in 2016, an increase of $3.8 million, or 8.2%, due primarily to significant revenue growth in all product lines offset by a decline in revenues associated with the wind-down of the first phase of our VCTS program in preparation for the ramp up of the second phase of our VCTS program; and $48.5 million for the Power Systems Division as compared to $46.6 million in 2016, an increase of $1.9 million, or 4.1%, due primarily to increases in key programs in Israel of $4.1 million offset by a decline in revenues at UEC of $2.2 million primarily attributable to the timing of contract awards and the receipt of material used in production of key programs.
The table below details the percentage of total recognized revenue by type of arrangement for the years ended December 31, 2017 and 2016:

	Year Ended December 31,
Type of Revenue	2017	2016
Sale of products	96.2%	95.3%
Maintenance and support agreements	3.2%	4.3%
Long term research and development contracts	0.6%	0.4%
Total	100.0%	100.0%
Cost of revenues. Cost of revenues totaled $71.1 million during 2017, compared to $64.8 million in 2016, an increase of $6.3 million, or 9.7%, due primarily to higher costs associated with higher revenues in both our divisions. Cost of revenues were $29.2 million for the Training and Simulation Division as compared to $26.2 million in 2016, an increase of $3.0 million, or 11.5%, due primarily to higher costs associated with increased revenues, and $41.9 million for the Power Systems Division as compared to $38.6 million in 2016, an increase of $3.3 million or 8.5%, due primarily to higher costs associated with increased revenues.
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
General and administrative expenses. General and administrative expenses for 2017 were $11.6 million, compared to $15.3 million in 2016, a decrease of $(3.7) million or (24.1)%. The decrease is primarily due to $1.4 million in lower salaries and benefits, $1.0 million non-recurring severance resulting from the 2016 separation of our former Chairman and Chief Executive Officer as well as a reduction in our stock compensation expense in the amount of $480,000.
Amortization of intangible assets. Amortization of intangible assets totaled $2.2 million in 2017, compared to $2.9 million in 2016, a decrease of $(670,000), or (23.3)%, due primarily to higher amortization expense recognized in 2016 pertaining to shorter lived intangible assets.
Other income (expense), net. Other expense totaled $(8,000) in 2017, compared to income of $65,000 in 2016, an increase in expense of $(73,000).
Financial expense, net. Financial expense totaled $(1.1) million in 2017, compared to financial expense of $(1.0) million in 2016, an increase of $(101,000), or 10.4%, due primarily to foreign exchange transactions.
Income taxes. We recorded a $(5.2) million tax benefit in 2017 (as restated), compared to $783,000 in tax expense in 2016, a decrease in tax expense of $(6.0) million, or (766.9)%. The primary causes for the decrease in income tax expense pertain to the restatement associated with the release of our valuation allowance and the re-measurement of our deferred tax liabilities associated with the change in the federal corporate income tax rate from 35% to 21% attributable to the Tax Act.
Net income (loss). Due to the factors cited above, we went from a net loss from continuing operations of $(1.5) million in 2016 to a net income of $7.0 million in 2017 (as restated).
Liquidity and Capital Resources
As of December 31, 2018, we had $4.2 million in cash and $223,000 in restricted collateral deposits, as compared to December 31, 2017, when we had $5.2 million in cash and $284,000 in restricted collateral deposits. We also had $8.2 million in available, unused bank lines of credit as of December 31, 2018, under a $15.0 million debt credit facility.
We used available funds in 2018 primarily for working capital needs, investment in fixed assets and repayment of long-term debt. Our net property and equipment amounted to $8.9 million of December 31, 2018.
Net cash provided by operating activities for 2018, 2017, and 2016 was $3.3 million, $1.9 million, and $2.6 million, respectively. The increase of $1.4 million in cash provided by operating activities for 2018 as compared to 2017 was primarily attributable to improved operating results of $793,000 and a reduction of non-recurring severance of $1.6 million offset by an increase in working capital of $(990,000) primarily attributable to maintaining higher receivable balances associated with the resolution of the termination of the AAV contract with SAIC.
Net cash used in investing activities for 2018, 2017, and 2016 was $(2.6) million, $(5.4) million, and $(1.9) million, an increase between 2018 and 2017 of $2.8 million and a decrease between 2017 and 2016 of $(3.5) million. The net change in cash used in investing activities for 2018 as compared to 2017 was due primarily to the non-recurring nature of a $2.1 million building purchase in 2017 and $700,000 related to the implementation of an enterprise resource planning system within our Israel Power Systems business unit.
Net cash provided by (used in) financing activities for 2018, 2017, and 2016 was $(1.9) million, $2.4 million, and $(3.8) million, respectively, a change between 2018 and 2017 of $(4.3) million and between 2017 and 2016 of $6.2 million. The decrease in 2018 of cash used in financing activities was primarily due to proceeds in 2017 associated with Term Loans B and C of $(2.2) million, a change in the utilization of our line of credit of $(1.7) million, and payments on our long-term debt of $(410,000).
As of December 31, 2018, our line-of-credit and long-term bank debt, including current maturities, was $5.5 million and $8.6 million as compared to December 31, 2017, when we had $5.1 million outstanding on our line of credit and $10.8 million in long-term debt outstanding, including current maturities.
We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at December 31, 2018 was 5.50%.
The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at December 31, 2018 was 5.75%.
In 2017, our Training and Simulation Division in Ann Arbor, Michigan purchased land and a building for $2.2 million. As a result, there are two Mortgage Loans (“Mortgage Loans B and C”). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at December 31, 2018 was 5.75%.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. We were in compliance with our covenants at December 31, 2018.
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
Effective Corporate Tax Rate
Our effective tax rate for continuing operations for the year ended December 31, 2018, 2017 (as restated), and 2016 was 23%, (289)%, and (113)%, respectively. Our effective tax rate for 2017 (as restated) was significantly affected by the Tax Act.

Additionally, changes in the valuation allowance and the foreign tax rate differential were substantial factors in the 2017 and 2016 reconciliations of our effective tax rate to the statutory rate. In 2017 (as restated) we recorded an income tax benefit of $6.4 million associated with the Tax Act pertaining primarily to the release of our valuation allowance associated with the realizability of our U.S. federal non-NOL deferred tax assets and re-measuring our U.S. federal deferred tax liability based upon the change in federal corporate income tax rates from 35% to 21%.
As of December 31, 2018, we had a U.S. federal net operating loss carryforward of approximately $33.8 million that is available to offset future taxable income under certain circumstances, expiring primarily from 2021 through 2037, and foreign net operating and loss carryforwards of approximately $90.1 million, which are available indefinitely to offset future taxable income under certain circumstances.
Off-Balance Sheet Arrangements
We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that are material to our stockholders.
Contractual Obligations
The following table lists our contractual obligations and commitments as of December 31, 2018, not including trade payables and other accounts payable:

	Payment Due by Period
Contractual Obligations	Total	Less Than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Bank obligations	$14,065,638	$7,705,069	$3,979,634	$308,928	$2,072,007
Operating lease obligations	$4,727,467	$1,161,909	$1,280,678	$775,965	$1,508,915
Severance obligations	$4,607,728	$482,053	$—	$—	$4,125,675
Capital lease obligations	$23,526	$5,913	$17,613	$—	$—
Contingencies
From time to time we are involved in legal proceedings and other claims. We are required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. We have not made any material changes in the accounting methodology used to establish our self-insured liabilities during the past three fiscal years.
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
ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.
We are subject to market risks in the ordinary course of our business. These risks include interest rate risk and, on a limited basis, price risk with respect to foreign exchange transactions. The adverse effects of changes in these markets could pose a potential loss as discussed below. The sensitivity analysis provided does not consider the effects that such adverse changes may have on overall economic activity, nor does it consider additional actions we may take to mitigate our exposure to such changes. Actual results may differ.
Interest Rate Risk. We are subject to market risk associated with changing interest rates on our variable rate long-term debt and short-term revolver; the variable interest rates are based on LIBOR. The interest rates applicable to variable rate notes and revolver may rise and increase the amount of interest expense on our variable rate long-term and short-term debt. We do not purchase or hold any derivative instruments to protect against the effects of changes in interest rates.
As of December 31, 2018, we had $14.0 million of variable rate debt including current maturities. A hypothetical 50 basis point change in market interest rates would have increased interest expense by approximately $75,000 in our fiscal year ended December 31, 2018.
Foreign Currency Risk. We have foreign currency risks related to our operating expenses denominated in currencies other than the U.S. dollar, primarily the New Israeli Shekel. Our revenue is U.S. dollar denominated. To date, foreign currency transaction gains and losses have not been material to our financial statements and we have not had a formal hedging program with respect to foreign currency. A 10% increase or decrease in current exchange rates would have affected our financial results by approximately $800,000.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
Not applicable.
ITEM 9A.    CONTROLS AND PROCEDURES
Background
As previously reported in our Current Report on Form 8-K filed on March 6, 2019, on March 4, 2019, our Board of Directors, based on the recommendation of the audit committee and in consultation with management, concluded that our previously issued financial statements for the fiscal year ended December 31, 2017 should be restated in order to correct for an identified error associated with our income tax accounting. Accordingly, we have restated our previously issued financial statements for 2017. See Part II - Item 7. “Management's Discussion and Analysis of Financial Condition and Results of Operation” and Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” of the Notes to Consolidated Financial Statements.
Evaluation of Disclosure Controls and Procedures
As of December 31, 2018, our management, including the principal executive officer and principal financial officer, conducted an evaluation of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”). To ensure that information required to be disclosed in the reports we file or submit under the Exchange Act was recorded, processed, summarized, and reported as applicable, within the time periods specified in the SEC’s rules and forms and to allow timely decisions regarding required disclosure.
Based on this evaluation, our principal executive officer and principal financial officer were able to conclude that, as of December 31, 2018, our disclosure controls and procedures were effective.
Management’s Report on Internal Control Over Financial Reporting
Our management, including our principal executive and financial officers, is responsible for establishing and maintaining adequate internal control over our financial reporting, as such term is defined in Rule 13a-15(f) of the Exchange Act. The Company’s internal control over financial reporting is a process designed by, or under the supervision of, the issuer’s principal executive and principal financial officers, or persons performing similar functions, and effected by issuer’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of its financial reporting and the preparation of its financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America. Due to the inherent limitations of control systems, internal controls over financial reporting may prevent or detect misstatements. Our controls and procedures are intended to provide only reasonable, not absolute, assurance that the above objectives have been met. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.
Our management has evaluated the effectiveness of our internal controls over financial reporting as of the end of the period covered by this Annual Report on Form 10-K for the year ended December 31, 2018. In making our assessment of internal control over financial reporting, management used the criteria set forth by the Committee of Sponsoring Organizations (“COSO”) of the Treadway Commission in the 2013 Internal Control – Integrated Framework.
Based upon that evaluation, management concluded that our internal control over financial reporting was effective as of December 31, 2018.
Our internal control over financial reporting as of December 31, 2018 has been audited by BDO USA, LLP, an independent registered public accounting firm, as stated in their attestation report which appears herein.
Remediation of the Material Weakness in Internal Control over Financial Reporting
As previously disclosed in our Current Report on Form 8-K filed on March 6, 2019, our management identified an error in its accounting for income taxes. This error resulted in a material weakness in our internal control over financial reporting. A material weakness is a deficiency, or combination of deficiencies, such that there is a reasonable possibility that a material misstatement of our annual or interim financial statements will not be prevented or detected on a timely basis. As a result of the U.S. Tax Cuts and Jobs Act and even before identification of the material weakness in internal control over financial reporting related to income tax accounting, we had determined that we needed to make improvements to our existing processes related to income tax accounting and began implementing the following:
•In the second quarter of fiscal 2018, we engaged third-party consultants whose area of expertise is income tax accounting to assist in the preparation of our quarterly and annual provisions as well as our annual tax returns.

•In the second quarter of fiscal 2018, our management instituted a quarterly control to meet with tax consultants and certain third-party advisor’s to discuss current trends and business results, as well as to obtain a briefing from tax consultants updating management on areas or developments that may have tax implications, including significant changes in tax legislation.
•In the third quarter of fiscal 2018, our management added various controls surrounding the accuracy and review of information exchanged with third-party tax consultants to ensure tax calculations are calculated correctly.
•In the third quarter of fiscal 2018, our management developed a quarterly and annual income tax control matrix documenting our quarterly and annual controls over our provision and tax return processes to ensure our accounting for income taxes is accurate and addresses income tax accounting matters timely.
•Our management instituted a continuing education plan to ensure that they are aware of and understand any future changes to or developments from tax legislation changes.
During the quarter ended December 31, 2018, we were actively engaged in the testing of remedial measures noted above, designed to address our material weakness and demonstrate their operating effectiveness. During the same quarter, we completed testing of the design and operating effectiveness of new and enhanced controls. We believe these changes have improved our internal controls over financial reporting and income tax accounting enough to remediate the issues that caused the material misstatement and the restatement of our financial statements for the period ended December 31, 2017. As a result, as of December 31, 2018, we concluded that we had remediated the material weakness in our internal control over financial reporting.
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
Changes in Internal Control Over Financial Reporting
As a result of the remediation efforts noted above, there were changes in our internal control over financial reporting as described above that occurred during the fiscal quarter ended December 31, 2018 that materially affected, or were reasonably likely to materially affect, our internal control over financial reporting.

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Arotech Corporation
Ann Arbor, Michigan
Opinion on Internal Control over Financial Reporting
We have audited Arotech Corporation’s (the “Company’s”) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO criteria”). In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of Arotech Corporation as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes and our report dated March 7, 2019, expressed an unqualified opinion thereon.
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
March 7, 2019

ITEM 9B.    OTHER INFORMATION
None.
PART III
ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
Executive Officers, Directors and Significant Employees
Executive Officers and Directors
Our executive officers and directors and their ages as of February 28, 2019 were as follows:

Name	Age	Position
Jon B. Kutler	62	Chairman of the Board
Kenneth W. Cappell	66	Director
Lawrence F. Hagenbuch	52	Director
Adm. James J. Quinn (Ret.)	66	Director
Dean M. Krutty	54	President and Chief Executive Officer
Kelli L. Kellar	53	Vice President – Finance and Chief Financial Officer
Our by-laws provide for a board of directors of three or more directors. There are currently four directors. Under the terms of our certificate of incorporation, the board of directors is composed of three classes of similar size, each elected in a different year, so that only one-third of the board of directors is elected in any single year. Mr. Kutler is designated a Class I director and has been elected for a term expiring in 2021 or until his successor is elected and qualified; Mr. Hagenbuch is designated a Class II director elected for a term expiring in 2020 or until his successor is elected and qualified; and Mr. Cappell and Adm. Quinn are designated Class III directors elected for a term that expires in 2019 or until their successors are elected and qualified. A majority of the Board is “independent” under relevant SEC and Nasdaq regulations.
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
Kenneth W. Cappell has been one of our directors since May 2015. From 1987 until 2013, Mr. Cappell was a partner of PricewaterhouseCoopers (“PwC”) and its predecessor firms, first as an audit partner (through 2000), then as a regional leader of internal audit services (through 2010), and finally as a managing partner of strategic development for PwC’s Risk Assurance practice (through his retirement in 2013). Mr. Cappell has worked with public companies in a variety of industries, including consumer and industrial products, financial services and entertainment. He has advised public company audit committees on diverse topics and has served as the de facto internal audit director at several companies. Mr. Cappell is a member of AICPA and the New York State Society of CPAs. Mr. Cappell was an Adjunct Professor of Accounting at Baruch College from August 2015 to January 2019. Mr. Cappell held a similar role at Yeshiva University from August 2014 until his appointment at Baruch College. Mr. Cappell has a B.A. in Economics from Yeshiva University and an MBA in Finance from NYU Stern.
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
Lawrence F. Hagenbuch has been one of our directors since March 2016. Mr. Hagenbuch is currently a Managing Director with Huron Consulting, a position he has held since August 2018. For more than five years prior thereto, Mr. Hagenbuch was Chief Operating Officer and Chief Financial Officer for J. Hilburn, Inc., a custom clothier for men. Mr. Hagenbuch served on the board of directors of Remy International (Nasdaq: REMY) from November 2008 until that company’s sale in November 2015, where he served on the audit and compensation committees. Mr. Hagenbuch has served in senior management positions for SunTx Capital Partners, Alix Partners, GE / GE Capital, and American National Can Group, Inc. Mr. Hagenbuch began his professional career in the United States Navy. Mr. Hagenbuch has extensive experience in supply chain, operational and profitability improvements, and through his background as a consultant and in senior management roles at various companies, he brings considerable experience in implementing lean manufacturing discipline and in creating innovative business and marketing strategies. Mr. Hagenbuch earned a B.S. in Mechanical and Materials Engineering from Vanderbilt University and an MBA from the Wharton School of the University of Pennsylvania.
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
Dean M. Krutty became our President and Chief Executive Officer in March 2018 after having served as our Acting Chief Executive Officer since January 2017. Mr. Krutty became President of our Training and Simulation Division in January 2005, after having spent the prior thirteen years as a member of the FAAC management team, and was promoted to Arotech’s Senior Vice President, Operations – North America in January 2015 and Executive Vice President, Operations – North America in June 2016. He began his career at FAAC as an electrical engineer in FAAC’s part task trainer division and served as FAAC’s Director of Operations prior to becoming its President. He also has significant experience managing programs in the training and simulation industry. Mr. Krutty holds a B.S. in electrical engineering from Michigan State University.
Kelli L. Kellar has been our Vice President – Finance since January 2018, and our Chief Financial Officer since April 2018. Ms. Kellar was Senior Manager of External Reporting, PP&E Reporting and IFRS Accounting with Fiat Chrysler Automobiles (NYSE: FCA), the world’s eighth-largest auto maker, from November 2013 until the end of 2017. From May 2009 until November 2013, Ms. Kellar was Vice President and controller of Silverpop Systems, Inc., a privately-held, international software development company. Since 1995 Ms. Kellar has held accounting and finance positions with both public and private companies, including serving as Chief Accounting Officer with Premier Exhibitions, Inc. (Nasdaq: PRXI), a provider of global museum-quality touring exhibitions, from 2007 to 2009. Ms. Kellar holds a B.A. and an M.S. in taxation from Florida International University.
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

Audit Committee	Compensation Committee	Nominating Committee
Kenneth W. Cappell	Lawrence F. Hagenbuch	James J. Quinn
Jon B. Kutler	Jon B. Kutler	Jon B. Kutler
Lawrence F. Hagenbuch	Kenneth W. Cappell	Lawrence F. Hagenbuch
James J. Quinn
Audit Committee
The purpose of the Audit Committee is to review with management and our independent auditors the scope and results of the annual audit, the nature of any other services provided by the independent auditors, changes in the accounting principles applied to the presentation of our financial statements, and any comments by the independent auditors on our policies and procedures with respect to internal accounting, auditing and financial controls. The Audit Committee was established in accordance with Section 3(a)(58)(A) of the Securities Exchange Act of 1934, as amended. In addition, the Audit Committee is charged with the responsibility for making decisions on the engagement, compensation, retention and oversight of the work of our independent auditors. The Audit Committee also is responsible for the oversight and work of our of internal audit department. The Audit Committee consists of Mr. Cappell (Chair), Mr. Kutler, Mr. Hagenbuch, and Adm. Quinn. Each member of the Audit Committee is an “independent director,” as that term is defined in Nasdaq Marketplace Rule 4200(a)(15) and the SEC’s Rule 10A-3. All Audit Committee members possess the level of financial literacy required by law. Our Board of Directors has determined that Mr. Cappell qualifies as an “audit committee financial expert” under applicable SEC and Nasdaq regulations. As required by law, the Audit Committee operates pursuant to a charter that governs its duties, available through a hyperlink located on the investor relations page of our website at http://content.equisolve.net/arotech/media/b7c6b7bc3ea4b17ef9af28aab2221d6d.pdf.
Compensation Committee
The duties of the Compensation Committee are to recommend compensation arrangements for our executive officers and review annual compensation arrangements for all other officers and significant employees.
The Compensation Committee consists of Mr. Hagenbuch (Chair), and Messrs. Kutler and Cappell. Each member of the Compensation Committee is an independent director as that term is defined in the NASD listing standards. The Compensation Committee operates under a formal charter that governs its duties, which charter is publicly available through a hyperlink located on the investor relations page of our website, at
http://content.stockpr.com/arotech/media/249a9ac7cc90aa315f94037d49d2246e.pdf.
The Compensation Committee maintains compensation and incentive programs designed to motivate, retain and attract management and utilize various combinations of base salary, bonuses payable upon the achievement of specified goals, discretionary bonuses and grants of restricted stock. Our Chief Executive Officer, Mr. Dean M. Krutty, and our Chief Financial Officer, Ms. Kellar, are parties to employment agreements with us. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years. Some of these components, such as salary, are generally fixed and do not vary based on our financial and other performance; some components, such as bonus, are in whole or in part dependent upon the achievement of certain goals jointly agreed upon by our management and the Compensation Committee; and some components, such as restricted stock, have a value that is dependent upon our stock price at the time of award and going forward. The Compensation Committee reviews the compensation, both cash and stock, of our executive officers on an annual basis, while taking into account as well changes in compensation during previous years.
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
Nominating Committee
The Nominating Committee identifies and proposes candidates to serve as members of the Board of Directors. Proposed nominees for membership on the Board of Directors submitted in writing by stockholders to Arotech’s Secretary will be brought to the attention of the Nominating Committee and will be evaluated in accordance with the same guidelines as other candidates are considered by the Nominating Committee. The Nominating Committee consists of Adm. Quinn (Chair) and Messrs. Kutler and Hagenbuch. Each member of the Nominating Committee is an independent director as that term is defined in the Nasdaq listing standards. The Nominating Committee makes recommendations to the Board of Directors regarding new directors to be selected for membership on the Board of Directors and its various committees. The Nominating Committee operates under a formal charter that governs its duties. The Nominating Committee’s charter is publicly available through a hyperlink located on the investor relations page of our website, at http://content.equisolve.net/arotech/media/9db8a8bd53ecd3f2d895b23986e237c8.pdf.
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
Director Compensation
Non-employee members of our Board of Directors are entitled to a cash retainer of $8,000 (plus expenses) per quarter, plus $500 per quarter for each committee on which such outside directors serve. The Chairman of the Audit Committee receives a retainer of $1,500 per quarter instead of $500 per quarter for service on the Audit Committee, and the Chairman of the Compensation Committee receives a retainer of $1,000 per quarter instead of $500 per quarter for service on the Compensation Committee. No per-meeting fees are paid. In addition, we have adopted a Non-Employee Director Equity Compensation Plan, pursuant to which non-employee directors receive an initial grant of a number of restricted shares of our common stock having a fair market value on the date of grant equal to $25,000 upon their election as a director, and an annual grant on March 31 of each year of a number of restricted shares having a fair market value on the date of grant equal to $35,000. Each grant of restricted stock shall become free of restrictions in three equal installments on each of the first, second and third anniversaries of the grant, unless the director is removed from the Board of Directors for cause prior to such vesting. Restrictions lapse automatically in the event of a director being removed from service other than for cause, or being nominated as a director but failing to be elected, or death, disability or mandatory retirement. Furthermore, all restrictions lapse prior to the consummation of a merger or consolidation involving us, our liquidation or dissolution, any sale of substantially all of our assets or any other transaction or series of related transactions as a result of which a single person or several persons acting in concert own a majority of our then-outstanding common stock.

The following table shows the compensation earned or received by each of our directors for the year ended December 31, 2018:
DIRECTOR COMPENSATION

Name	Fees Earned or Paid in Cash	Stock Awards Granted 2018(1)	Total
Jon B. Kutler	$32,000	$35,000	$67,000	(2)
Kenneth W. Cappell	$40,000	$35,000	$75,000	(3)
Lawrence F. Hagenbuch	$33,000	$35,000	$68,000	(4)
James J. Quinn	$36,000	$35,000	$71,000	(5)

(1)	This amount reflects the aggregate grant date fair value computed in accordance with FASB ASC Topic 718.
(2)	As of December 31, 2018, Mr. Kutler held 27,686 unvested restricted shares of our common stock.
(3)	As of December 31, 2018, Mr. Cappell held 24,185 unvested restricted shares of our common stock.
(5)	As of December 31, 2018, Mr. Hagenbuch held 27,505 unvested restricted shares of our common stock.
(6)	As of December 31, 2018, Adm. Quinn held 21,600 unvested restricted shares of our common stock.
Compensation Committee Interlocks and Insider Participation
The Compensation Committee is composed entirely of directors who are not our current or former employees, each of whom meets the applicable definition of “independent” in the current rules of the under the listing standards of Nasdaq and SEC rules and regulations. None of the members of the compensation committee during fiscal 2018 (i) had any relationships requiring disclosure by us under the SEC’s rules requiring disclosure of related party transactions, or (ii) was an executive officer of a company of which one of our executive officers is a director. The Compensation Committee is responsible for establishing and administering our executive compensation policies. Our Compensation Committee does not have any interlocks with other public companies.
Significant Employees
Our significant employees as of February 28, 2019, and their ages as of December 31, 2018, are as follows:

Name	Age	Position
Kurt Flosky	50	President, Training and Simulation Division
Ronen Badichi	53	General Manager, Power Systems Division – Europe and Asia
David Modeen	51	President, Power Systems Division – United States
Yaakov Har-Oz	61	Senior Vice President, General Counsel and Secretary
Colin Gallagher	45	Corporate Controller, Chief Accounting Officer
Kurt Flosky has been President of our Training and Simulation Division since January 2015, after having spent the prior ten years serving as an Executive Vice President at FAAC, with ten additional years as a member of FAAC’s senior management team. He has been with FAAC since 1990 and has extensive experience in program management and business development within the training and simulation arena. Mr. Flosky holds a B.S. and an M.S. in aerospace engineering from the University of Michigan.
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
Yaakov Har-Oz has served as our Vice President and General Counsel since October 2000 and as our corporate Secretary since December 2000. In December 2005, Mr. Har-Oz was promoted to Senior Vice President. From 1994 until October 2000, Mr. Har-Oz was a partner in the Jerusalem law firm of Ben-Ze’ev, Hacohen & Co., prior to moving to Israel in 1993, he was an administrative law judge and in private law practice in New York. Mr. Har-Oz holds a B.A. from Brandeis University in Waltham, Massachusetts and a J.D. from Vanderbilt Law School (where he was an editor of the law review) in Nashville, Tennessee. He is a member of the New York bar and the Israel Chamber of Advocates.
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
Section 16(a) Beneficial Ownership Reporting Compliance
Under the securities laws of the United States, our directors, certain of our officers and any persons holding more than ten percent of our common stock are required to report their ownership of our common stock and any changes in that ownership to the Securities and Exchange Commission. Specific due dates for these reports have been established and we are required to report any failure to file by these dates. We are not aware of any instances prior to December 31, 2018, not previously disclosed by us, where such “reporting persons” failed to file the required reports on or before the specified dates.
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
Submitted by the Compensation Committee
Lawrence F. Hagenbuch, Chairman
Jon B. Kutler
Kenneth W. Cappell
Compensation Discussion and Analysis
Preliminary Note
Pursuant to applicable SEC regulations, the information we present in this section relates to the chief executive officer, the chief financial officer, and the three additional most highly compensated “executive officers” (as this term is defined in the regulations promulgated under the Securities Exchange Act of 1934, as amended), as well as up to two additional persons meeting the above criteria but who were not employed by us at the end of the last fiscal year. We believe that in 2018 three individuals met these criteria, as follows (we refer to these individuals throughout this Compensation Discussion and Analysis as our “named executive officers”):

➢	Dean M. Krutty, our President and Chief Executive Officer;

➢	Kelli L. Kellar, our Vice President – Finance and (after March 31, 2018) Chief Financial Officer ; and

➢	Thomas J. Paup, our Senior Vice President – Finance and Chief Financial Officer (until March 31, 2018).
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
We compensate our named executive officers in these different ways in order to achieve different goals. Cash compensation, for example, provides our named executive officers with a guaranteed minimum base salary. We fix the base salary of each of our named executive officers at a level that we believe enables us to hire and retain individuals in a competitive environment and rewards satisfactory individual performance and a satisfactory level of contribution to our overall business goals. We also take into account the base salaries paid by similarly-situated companies and the base salaries of other private and public companies with which we believe we compete for talent. To this end, we utilize the services of an independent compensation consulting firm retained by the Compensation Committee, and our Compensation Committee consults with this firm periodically, when we review named executive officer compensation.
Incentive bonus compensation is generally linked to the achievement of short-term operational, strategic or financial goals, and is intended to reward our named executive officers for their performance in reaching goals that are agreed upon in advance between our management and the Compensation Committee. We design the cash incentive bonuses for each of our named executive officers to focus the named executive officer on achieving key objectives within a yearly time horizon, as described in more detail below.
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
Our Compensation Committee performs an annual review of our named executive officers’ cash compensation and restricted stock holdings to determine whether they provide adequate compensation for the services they perform, as well as adequate incentives and motivation to our named executive officers and whether they adequately compensate our named executive officers relative to comparable officers in other companies. Our Compensation Committee’s most recent review utilized data and assessments from our independent compensation consultant, The Burke Group, Inc., a well-known consulting firm specializing in named executive compensation. This review is described in more detail below.
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
Benchmarking of Base Compensation and Equity Holdings
Our Compensation Committee has determined that our respective named executive officers’ salaries, cash incentive bonuses and equity holdings were at or below the median of named executive officers with similar roles at public companies having comparable revenues and that no material changes should be made to the cash compensation levels of our named executive officers until our annual named executive officer performance reviews, which were conducted in the first quarter of 2019. This median was derived based on a report we obtained from The Burke Group in 2018. The report compared our named executive officer compensation with the results of two surveys, involving companies in the aerospace and military/defense industry with revenues of between $100 million and $200 million, one from Willis Watson Data Services and one from the Economic Research Institute. Our Compensation Committee realizes that benchmarking our compensation against the compensation earned at comparable companies may not always be appropriate, but believes that engaging in a comparative analysis of our compensation practices is useful. In instances where a named executive officer is uniquely key to our success, the Compensation Committee may provide compensation above the median referred to above. The Committee’s choice not to recommend to the Board of Directors immediate material changes to the compensation levels following its review of The Burke Group’s report reflects our consideration of stockholders’ interests in paying what is necessary, but not more than necessary, to achieve our corporate goals while conserving cash and equity as much as is practicable. We believe that our compensation levels are generally sufficient to retain our existing named executive officers and to hire new named executive officers when and as required.
Compensation Policies and Practices as They Relate to Risk Management
In 2019, the Compensation Committee reviewed our compensation policies and practices and concluded that the mix and design of these policies and practices are not reasonably likely to encourage our employees to take excessive risks, and that our compensation policies and practices are not reasonably likely to have a material adverse effect on us. In connection with its evaluation, the Compensation Committee considered, among other things, the structure, philosophy and design characteristics of our primary incentive compensation plans and programs in light of our risk management and governance procedures, as well as other factors that may calibrate or balance potential risk-taking incentives. In particular, the Compensation Committee reviewed our compensation programs for certain design features that have been identified by experts as having the potential to encourage excessive risk-taking, including long term incentive compensation value that is driven entirely by increases in stock price, and low compensation levels exacerbated by performance-driven awards not paying out; including both annual bonus and long term incentive compensation, and noted that these are not substantial factors in our executives’ compensation packages.
Equity Compensation
Our Compensation Committee, in consultation with The Burke Group, has analyzed the current restricted share holdings of our named executive officers and others, and found that the level of equity stake of our named executive officers was at market for companies of similar size and experience as a public company.
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

Name of Named Executive Officer	Title	Minimum Bonus	Maximum Bonus
Dean M. Krutty	President and Chief Executive Officer	None	50% of annual base salary
Kelli L. Kellar	Vice President – Finance and Chief Financial Officer (after 3/31/2018)	None	40% of annual base salary
Thomas J. Paup	Former Senior Vice President – Finance and Chief Financial Officer (until 3/31/2018)	None	50% of annual base salary
For 2018, the Compensation Committee chose financial targets for determining eligibility for the above-referenced cash incentive bonuses that are determined on the achievement of set budgetary forecast targets for EBITDA, which is determined by taking net profit and adding back in interest expense (income), depreciation of fixed assets, taxes, and amortization of intangible assets, capitalized software costs and technology. The Compensation Committee determined that we achieved the financial performance criteria established by the Compensation Committee for the year ended December 31, 2018, and accordingly accrued incentive bonuses for the year ended December 31, 2018. Financial targets for 2019 were set in accordance with our 2019 budget forecast, and eligibility for cash incentive bonuses will be determined based on exceeding targets for revenues and for Adjusted EBITDA.
Severance and Change in Control Benefits
Mr. Krutty and Ms. Kellar have a provision in their respective employment agreements providing for certain severance benefits in the event of termination or retirement. These severance provisions are described in the “Employment Agreements” section below, and certain estimates of these change of control benefits are provided in “Estimated Payments and Benefits upon Termination” below.
We believe the severance arrangements that we have with Mr. Krutty and Ms. Kellar are at or near the median of executive officers with similar roles at public companies having comparable revenues.
Benefits
Mr. Krutty and Ms. Kellar are eligible to participate in all of our employee benefit plans, such as medical, group life and disability insurance and our 401(k) plan, in each case on the same basis as our other U.S. employees.
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
Effect of Stockholder Advisory Vote on Executive Compensation
Of the 7,357,129 shares that voted (this number excludes the 84,434 shares that abstained from voting and 10,445,002 broker non-votes) on the advisory vote on executive compensation at the 2016 Annual Meeting, approximately 66% of the shares approved of our executive compensation policies and decisions. We have considered the results of this vote. From 2016 to 2018, the total amount of compensation paid to our current executive officers as compared to the officers disclosed in the 2016 Form 10-K has decreased by approximately 37%. The committee and entire Board of Directors intend to continue careful review of the compensation programs and policies to assure that the compensation remains consistent with our philosophy and objectives as stated above and reflective of our financial performance.

Cash and Other Compensation
Summary Compensation Table
The following table, which should be read in conjunction with the explanations provided below, shows the compensation that we paid (or accrued) to our named executive officers during the fiscal years ended December 31, 2018, 2017, and 2016:
SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary	Bonus (2)	Stock Awards (3)	All Other Compensation	Total
Dean M. Krutty	2018	$272,200	$136,100	$230,750	$—	$639,050
President and Chief Executive	2017	$265,000	$—	$87,500	$—	$352,500
Officer	2016	$255,000	$—	$23,100	$—	$278,100
Kelli L. Kellar	2018	$225,000	$150,000	$110,760	$—	$485,760
Vice President – Finance and Chief	2017*	$—	$—	$—	$—	$—
Financial Officer	2016*	$—	$—	$—	$—	$—
Thomas J. Paup (1)	2018	$65,000	$—	$—	$263,000	$328,000
Former Senior Vice President –	2017	$256,000	$—	$70,000	$—	$326,000
Finance and Chief Financial Officer	2016	$250,000	$—	$46,200	$—	$296,200

*	Ms. Kellar was not an employee of the Company in these years.

(1)	Mr. Paup retired on March 31, 2018, as a result of his retirement he was paid a severance of $263,000 on April 1, 2018.

(2)
Bonuses are performance-based, against criteria established by the Compensation Committee of the Board of Directors and approved by the full Board of Directors and represent cash awards for prior year company performance. Ms. Kellar received a sign-on bonus of $60,000 on January 1, 2018 as part of her 2018 employment agreement and has earned $90,000 related to 2018 performance goals. See “Employment Contracts,” below.

(3)
Reflects the value of awards of restricted stock units granted to our named executive officers based on the compensation cost of their stock-based awards (the aggregate grant date fair value computed in accordance with FASB ASC Topic 718); see Note 12, “Income Taxes,” of the Notes to Consolidated Financial Statements. The number of restricted stock units received by our named executive officers pursuant to such awards in 2018, vesting entirely after one year (dependent 33.3% on tenure and up to 66.7% on performance), was as follows: Mr. Krutty, 75,000; and Ms. Kellar, 36,000. 86.7% of our named executive officers’ shares vested in 2018; the remainder were forfeited. The number of restricted stock units received by our named executive officers pursuant to such awards in 2017, vesting entirely after one year (dependent 33.3% on tenure and 66.7% on performance), was as follows: Mr. Krutty, 75,000; and Mr. Paup, 60,000. One-third of our named executive officers’ shares vested in 2017; the remainder were forfeited. The number of restricted stock units received by our named executive officers pursuant to such awards in 2016, vesting entirely after one year (dependent 33.3% on tenure and 66.7% on performance), was as follows: Mr. Krutty, 30,000; and Mr. Paup, 60,000. One-third of our named executive officers’ shares vested in 2016; the remainder were forfeited.

Plan-Based Awards
Grants of Restricted Stock Units
During 2018, the Compensation Committee approved the grant of a total of 111,000 restricted stock units to our executive officers. The table below sets forth each equity award granted to our executive officers in respect of the year ended December 31, 2018.
GRANTS OF PLAN-BASED AWARDS

Name	Grant Date	All Other Stock Awards: Number of Shares of Stocks	Grant Date Fair Value of Stock Awards (1)
Dean M. Krutty(2)	1/2/2018	75,000	$266,250
Kelli L. Kellar(2)	1/2/2018	36,000	$127,800

(1)	Reflects the aggregate market value of restricted stock units determined based on a per share price at the closing price of our common stock on the date of grant, which was $3.55.

(2)	The restricted stock units vest dependent 33.3% on tenure and up to 66.7% on performance.
Vesting of Restricted Stock Awards
The following table presents awards of restricted stock units that vested in respect of the year ended December 31, 2018.
STOCK VESTED

Name	Number of Shares Acquired on Vesting (#)	Value Realized on Vesting(1) ($)
Dean M. Krutty	65,000	$223,600
Kelli L. Kellar	31,200	$107,328

(1)
Reflects the aggregate market value of the restricted stock units earned (actual shares issued were issued net of shares withheld for payment of taxes). Restricted stock units vested on December 31, 2018 and have been valued based on the closing price of our common stock on the Nasdaq Global Market on March 4, 2019, the date achievement of performance criteria was certified by our Board of Directors, which was $3.44.

Employment Contracts
Dean M. Krutty
Mr. Krutty is party to an employment agreement with us executed in March 2017, with a term running, as extended, until December 31, 2019 (automatically extending for successive one-year terms unless either party gives 120 days’ notice of intent not to extend). The employment agreement provides that Mr. Krutty will at the direction of the Board of Directors serve from time to time as acting Chief Executive Officer. Mr. Krutty is currently serving as our President and Chief Executive Officer.
Under the terms of his employment agreement as amended, Mr. Krutty is entitled to receive a base salary of $265,000, as adjusted annually for inflation.
The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Mr. Krutty’s annual base salary then in effect, up to a maximum of 50% of his annual base salary then in effect if the results we actually attained for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Bonus targets were chosen for 2019 based upon 2019 budgetary forecasts.
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
A table describing the payments that would have been due to Mr. Krutty under his employment agreement had Mr. Krutty’s employment with us been terminated at the end of 2018 under various circumstances appears under “Potential Payments and Benefits upon Termination of Employment – Dean M. Krutty,” below.
Kelli L. Kellar
Ms. Kellar is party to an employment agreement with us effective January 1, 2019. The employment agreement provides that Ms. Kellar will serve as our Vice President – Finance and Chief Financial Officer. Ms. Kellar’s employment under her employment agreement is on an at-will basis, with either party having the right to terminate the agreement at any time on 45 days’ written advance notice.
Under the terms of her employment agreement, Ms. Kellar is entitled to receive a base salary of $225,000, as adjusted annually for inflation.
The employment agreement provides that if the results we actually attain in a given year are at least 100% of the amount we budgeted at the beginning of the year, we will pay a bonus, on a sliding scale, in an amount equal to a minimum of 20% of Ms. Kellar’s annual base salary then in effect, up to a maximum of 40% of her annual base salary then in effect if the results we actually attain for the year in question are 110% or more of the amount we budgeted at the beginning of the year. Bonus targets were chosen for 2019 based upon 2019 budgetary forecasts and partly based on the achievement of other qualitative objectives to be established at the discretion of the Compensation Committee of the Board.
Ms. Kellar’s employment agreement provides that if we terminate her agreement other than for cause (defined as conviction of certain crimes, willful failure to carry out directives of our board of directors or gross negligence or willful misconduct), we must pay Ms. Kellar severance in an amount of six times her monthly salary.
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
Under the laws of Israel, an employee of ours who has been dismissed from service, died in service, retired from service upon attaining retirement age, or left due to poor health, maternity or certain other reasons, is entitled to severance pay at the rate of one month’s salary for each year of service, pro rata for partial years of service. We currently fund this obligation by making monthly payments to approved private provident funds and by its accrual for severance pay in the consolidated financial statements. See Note 2, “Significant Accounting Policies,” of the Notes to Consolidated Financial Statements.
Potential Payments and Benefits upon Termination of Employment
This section sets forth in tabular form quantitative disclosure regarding estimated payments and other benefits that would have been received by certain of our executive officers if their employment had terminated on December 31, 2018 (the last business day of the fiscal year), pursuant to the terms of their then-current employment agreements. For a narrative description of the severance and change in control arrangements in the current employment contracts of Mr. Krutty and Ms. Kellar, see “– Employment Contracts,” above.

Dean M. Krutty
The following table describes the potential payments and benefits upon employment termination for Dean M. Krutty, our President and Chief Executive Officer, pursuant to applicable law and the terms of his then-current employment agreement with us, as if his employment had terminated on December 31, 2018 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

DEAN M. KRUTTY
Payments and Benefits	Death or Incapacitation(1)	Termination without Cause (2)	Cause (3)	Non-Renewal (4)
Base salary (5)	$—	$—	$—	$—
Bonus (6)	136,100	136,100	—	136,100
Stock Awards (7)	223,600	223,600	—	223,600
Contractual severance	272,200	272,200	—	272,200
TOTAL:	$631,900	$631,900	$—	$631,900

(1)
“Incapacitation” is defined in Mr. Krutty’s employment agreement as an inability to perform his duties under his agreement that continues for a period of at least 150 consecutive days or more than 200 days in any twelve-month period.

(2)	“Termination without cause” is any termination other than a termination for “cause” as defined in the footnote following this note.

(3)
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

(4)
“Non-Renewal” is defined in Mr. Krutty’s employment agreement as the agreement coming to the end of the Term and not being extended or immediately succeeded by a new substantially similar employment agreement.

(5)
Represents base salary that would have been payable in respect of 2019 only if Mr. Krutty’s agreement had been terminated on December 31, 2018 pursuant to the prior notice required by the terms of his agreement in respect of automatic renewal of his agreement. Had Mr. Krutty’s agreement been terminated on December 31, 2018 without compliance with such prior notice provisions, we would have been obligated to pay Mr. Krutty’s salary through the end of 2019, an additional expense of $272,200.

(6)	Amount accrued as of December 31, 2018.

(7)
Value based on the closing price of our stock on the date the shares underlying the RSUs were actually issued. Had the shares been issued on December 31, 2018 the value reflected would have been $170,300.

Kelli L. Kellar
The following table describes the potential payments and benefits upon employment termination for Kelli L. Kellar, our Vice President – Finance and Chief Financial Officer, pursuant to applicable law and the terms of her then-current employment agreement with us, as if her employment had terminated on December 31, 2018 (the last business day of the fiscal year) under the various scenarios described in the column headings as explained in the footnotes below.

KELLI L. KELLAR
Payments and Benefits	Death or Incapacitation(1)	Termination without Cause (2)	Cause (3)	Non-Renewal (4)
Base salary	$—	$—	$—	$—
Bonus (5)	90,000	90,000	—	90,000
Stock Award (6)	107,328	107,328	—	107,328
Contractual severance	56,250	56,250	—	56,250
TOTAL:	$253,578	$253,578	$—	$253,578

(1)
“Incapacitation” is defined in Ms. Kellar’s prior employment agreement as an inability to perform her duties under her agreement that continues for a period of at least 150 consecutive days or more than 200 days in any twelve-month period.

(2)	“Termination without cause” is any termination other than a termination for “cause” as defined in the footnote following this note.

(3)
“Cause” is defined in Ms. Kellar’s prior employment agreement as (i) a breach of trust by Ms. Kellar, including, for example, but without limitation, commission of an act of moral turpitude, theft, embezzlement, self-dealing or insider trading; (ii) the unauthorized disclosure by Ms. Kellar of confidential information of or relating to us; (iii) a material breach by Ms. Kellar of her employment agreement; or (iv) any act of, or omission by, Ms. Kellar which, in our reasonable judgment, amounts to a serious failure by Ms. Kellar to perform her responsibilities or functions or in the exercise of her authority, which failure, in our reasonable judgment, rises to a level of gross nonfeasance, misfeasance or malfeasance.

(4)
“Non-Renewal” is defined in Ms. Kellar’s prior employment agreement as the agreement coming to the end of the Term and not being extended or immediately succeeded by a new substantially similar employment agreement.

(5)	Amounts were accrued as of December 31, 2018.

(6)
Value based on the closing price of our stock on the date the shares underlying the RSUs were actually issued. Had the shares been issued on December 31, 2018 the value reflected would have been $81,744.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
Security Ownership of Certain Beneficial Owners and Management
The following table sets forth information regarding the security ownership, as of March 7, 2019, of those persons owning of record or known by us to own beneficially more than 5% of our common stock and of each of our Named Executive Officers and directors, and the shares of common stock held by all of our current directors and executive officers as a group.

Name and Address of Beneficial Owner(1)	Shares Beneficially Owned(2)(3)		Percentage of Total Shares Outstanding(3)
Jon B. Kutler (includes 1,789,879 shares owned by Admiralty Partners, Inc. and various family trusts)	1,860,968	(4)	7.0%
Kenneth W. Cappell	115,702	(5)	*
Lawrence F. Hagenbuch	51,802	(6)	*
James J. Quinn	29,988	(7)	*
Dean M. Krutty	167,305	(8)	*
Kelli L. Kellar	20,041	(9)	*
All of our directors and executive officers as a group (6 persons)	2,245,806	(10)	8.4%

*	Less than one percent.
(1)	Unless otherwise indicated in these footnotes, the address of each named beneficial owner is in care of Arotech Corporation, 1229 Oak Valley Drive, Ann Arbor, Michigan 48108.
(2)
Unless otherwise indicated in these footnotes, each of the persons or entities named in the table has sole voting and sole investment power with respect to all shares shown as beneficially owned by that person, subject to applicable community property laws.

(3)
Based on 26,617,460 shares of common stock outstanding as of March 7, 2019. For purposes of determining beneficial ownership of our common stock, owners of options exercisable or restricted stock units that vest within 60 days of March 7, 2019 are considered to be the beneficial owners of the shares of common stock for which such securities are exercisable. The percentage ownership of the outstanding common stock reported herein is based on the assumption (expressly required by the applicable rules of the Securities and Exchange Commission) that only the person whose ownership is being reported has exercised his options for shares of common stock.

(4)
Jon B. Kutler and his wife are directors of Admiralty Partners, Inc. (“API ”), which owns 1,565,000 shares, or 5.9%, of our common stock. The principal place of business for API is 68-1052 Honoka’ope Way, Kamuela, Hawaii 96743. Mr. and Mrs. Kutler are also settlors and trustees of two trusts that between them own an additional 224,879 shares. Accordingly, Mr. and Ms. Kutler have shared voting and dispositive power with respect to 1,789,879 shares. Mr. and Mrs. Kutler disclaim beneficial ownership of these shares except to the extent of their respective voting and/or dispositive power. Mr. Kutler also holds 46,904 shares directly, 12,581 shares of unvested restricted stock that vest within 60 days of March 7, 2019, and 11,604 unvested restricted shares. All information in this footnote and in the text to which this footnote relates other than information relating directly to Mr. Kutler is based on a Schedule 13D filed by API and certain of its related entities and persons, including Mr. Kutler, with the Securities and Exchange Commission on February 3, 2016, as amended on February 26, 2016 and February 13, 2019, and Forms 3, 4, and 5 filed by Mr. Kutler.

(5)	Consists of 91,517 shares owned directly by Mr. Cappell, 12,581 shares of unvested restricted stock that vest within 60 days of March 7, 2019, and 11,604 unvested restricted shares.
(6)	Consists of 24.297 shares owned directly by Mr. Hagenbuch, 15,901 shares of unvested restricted stock that vest within 60 days of March 7, 2019, and 11,604 unvested restricted shares.
(7)	Consists of 8,388 shares owned directly by Adm. Quinn, 7,780 shares of unvested restricted stock that vest within 60 days of March 7, 2019, and 13,820 unvested restricted shares.
(8)
Consists of 167,305 shares owned directly by Mr. Krutty, which number includes 43,333 shares of stock issued in March 2019 (net of taxes) due to the vesting of 65,000 out of 75,000 restricted stock units, with the remaining 10,000 unearned restricted stock units having been canceled. Does not include 65,000 restricted stock units granted in 2019, the vesting of which is subject to future tenure and performance criteria.

(9)
Consists of 20,041 shares owned directly by Ms. Kellar, which consists of 20,041 shares of stock issued in March 2019 (net of taxes) due to the vesting of 31,200 out of 36,000 restricted stock units, with the remaining 4,800 unearned restricted stock units having been canceled. Does not include 36,000 restricted stock units granted in 2019, the vesting of which is subject to future tenure and performance criteria.

(10)
Includes 48,843 shares of unvested restricted stock that vest within 60 days of March 7, 2019 and 48,632 shares of unvested restricted stock. Does not include 101,000 restricted stock units, the vesting of which is subject to future tenure and performance criteria.

Securities Authorized for Issuance Under Equity Compensation Plans
The following table sets forth certain information, as of December 31, 2018, with respect to our 2009 and 2017 equity compensation plans, as well as any stock options previously issued by us (including individual compensation arrangements) as compensation for goods and services:
EQUITY COMPENSATION PLAN INFORMATION

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights (a)	Weighted-average exercise price of outstanding options, warrants and rights (b)	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)) (c)
Equity compensation plans approved by security holders	—	—	2,567,392
ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE
Director Consulting Agreement
We and Mr. Jon B. Kutler, who is now our Chairman of the Board, entered into a consulting agreement pursuant to which Mr. Kutler agreed to provide consulting services to us for a period of three years, unless terminated earlier. Under the terms of this agreement, Mr. Kutler will receive an annual fee for the three-year term of the consulting agreement equal to the difference between $125,000 and the amount of cash and the value of any stock received by Mr. Kutler for serving on our Board. This agreement expired in accordance with its terms in February 2019.
Director Independence
For information related to director independence, see Part III - Item 10. “Directors, Executive Offers and Corporate Governance”.
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

➢
Audit Fees. Audit fees billed or expected to be billed to us by BDO for the audit of the financial statements included in our Annual Report on Form 10-K, and reviews of the financial statements included in our Quarterly Reports on Form 10-Q, for the years ended December 31, 2018 and 2017 totaled approximately $406,000 and $507,000, respectively.

➢
Audit-Related Fees. BDO billed or expected to bill us $35,000 and zero for the fiscal years ended December 31, 2018 and 2017, respectively, for other assurance and related services that are not directly related to the performance of the annual audit or review of our financial statements.

➢
Tax Fees. BDO billed or expected to bill us $50,000 (including consultation related to mergers and acquisitions) and $109,000 for the fiscal years ended December 31, 2018 and 2017, respectively, for tax services.

➢	All Other Fees. BDO billed or expected to bill us an aggregate of zero for both fiscal years ended December 31, 2018 and 2017 for permitted non-audit services.
Applicable law and regulations provide an exemption that permits certain services to be provided by our outside auditors even if they are not pre-approved. We have not relied on this exemption at any time since the Sarbanes-Oxley Act was enacted.

PART IV
ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	The following documents are filed as part of this report:

(1)	Financial Statements. See Index to Financial Statements on page 34 above and the financial pages following page 54 below.

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

(3)
Exhibits. The following Exhibits are either filed herewith or have previously been filed with the Securities and Exchange Commission and are referred to and incorporated herein by reference to such filings, along with hyperlinks to the applicable documents:

	Exhibit No.	Description
(20)	3.1	Amended and Restated Certificate of Incorporation
(20)	3.1.1	Amendment to Amended and Restated Certificate of Incorporation
(1)	3.1.2	Amendment to Amended and Restated Certificate of Incorporation
(2)	3.1.3	Amendment to Amended and Restated Certificate of Incorporation
(3)	3.1.4	Amendment to Amended and Restated Certificate of Incorporation
(4)	3.1.5	Amendment to Amended and Restated Certificate of Incorporation
(20)	3.2	Amended and Restated By-Laws
(5)	4.1	Specimen Certificate for shares of common stock, $0.01 par value
†(6)	10.2	Arotech Corporation 2007 Non-Employee Director Equity Compensation Plan
†(7)	10.3	Arotech Corporation 2009 Equity Incentive Plan
(8)	10.4	Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(9)	10.4.1	Amendment dated February 23, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(10)	10.4.2	Amendment dated March 25, 2016 to Stock Purchase Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
†(11)	10.5	Consulting Agreement dated February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(11)	10.6	Registration Rights Agreement dated as of February 2, 2016 between Arotech Corporation and Admiralty Partners, Inc.
(12)	10.7	Voting Agreement dated as of February 23, 2016 between Robert S. Ehrlich, Steven Esses, and Admiralty Partners, Inc.
(13)	10.8	Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(20)	10.8.1	First amendment dated June 3, 2016 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(20)	10.8.2	Second amendment dated June 25, 2016 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(20)	10.8.3	Third amendment dated June 1, 2016 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(20)	10.8.4	Fourth amendment dated June 20, 2017 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(13)	10.9	Pledge and Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(13)	10.10	Patent and Trademark Security Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016
(14)	10.11	Settlement Agreement between Arotech Corporation and Ephraim Fields dated March 25, 2016
†(15)	10.12	Employment Agreement between Arotech Corporation and Dean Krutty dated March 16, 2017 and effective as of January 1, 2017
†(18)	10.12.1	Amendment dated August 30, 2017 to Employment Agreement between Arotech Corporation and Dean Krutty dated March 16, 2017 and effective as of January 1, 2017
††(16)	10.13	Lease dated as of December 31, 2017 between Epsilor-Electric Fuel Ltd. and Industrial Buildings Company, Ltd.

	Exhibit No.	Description

(17)	10.14	Arotech Corporation 2017 Non-Employee Director Equity Compensation Plan
(18)	10.16	Purchase and Sale Agreement dated May 1, 2017 between FAAC Incorporated, and Oak Valley 1229, LLC
†(19)	10.14	Employment Agreement between Arotech Corporation and Kelli L. Kellar effective as of January 1, 2019
(20)	10.14	Lease dated as of January 1, 2019 between UEC Properties, LLC and UEC Electronics, LLC
(18)	21.1	List of Subsidiaries of Arotech Corporation
*	23.1	Consent of BDO USA, LLP
*	31.1
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

*	32.1	Certification of Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	32.2	Certification of Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
*	101.INS	XBRL Instance Document
*	101.SCH	XBRL Taxonomy Extension Schema Document
*	101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
*	101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
*	101.LAB	XBRL Taxonomy Extension Label Linkbase Document
*	101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
*	Filed herewith
†	Includes management contracts and compensation plans and arrangements
††	Summary of Hebrew original
(1)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2000
(2)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2003
(3)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended June 30, 2006
(4)	Incorporated by reference to our Current Report on Form 8-K filed June 9, 2009
(5)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2004
(6)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-146752), which became effective on October 17, 2007
(7)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-160717), which became effective on July 21, 2009
(8)	Incorporated by reference to our Current Report on Form 8-K filed February 3, 2016
(9)	Incorporated by reference to our Current Report on Form 8-K filed February 25, 2016
(10)	Incorporated by reference to our Quarterly Report on Form 10-Q for the quarter ended March 31, 2016
(11)	Incorporated by reference to our Current Report on Form 8-K filed February 3, 2016
(12)	Incorporated by reference to our Current Report on Form 8-K filed February 25, 2016
(13)	Incorporated by reference to our Current Report on Form 8-K filed March 14, 2016
(14)	Incorporated by reference to our Current Report on Form 8-K filed March 28, 2016
(15)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2016
(16)	Incorporated by reference to our Current Report on Form 8-K filed February 23, 2018
(17)	Incorporated by reference to our Registration Statement on Form S-8 (Registration No. 333-222465), which became effective on January 8, 2018
(18)	Incorporated by reference to our Annual Report on Form 10-K for the year ended December 31, 2017
(19)	Incorporated by reference to our Current Report on Form 8-K filed December 27, 2018
(20)	Incorporated by reference to our Current Report on Form 8-K filed January 31, 2019
ITEM 16.    FORM 10-K SUMMARY
None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AROTECH CORPORATION

By:	/s/	Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	President and Chief Executive Officer

Date:	March 7, 2019
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date
/s/ Dean M. Krutty	President and Chief Executive Officer (Principal Executive Officer)	March 7, 2019
Dean M. Krutty

/s/ Kelli Kellar	Vice President – Finance and Chief Financial Officer	March 7, 2019
Kelli Kellar	(Principal Financial Officer)

/s/ Colin Gallagher	Controller	March 7, 2019
Colin Gallagher	(Principal Accounting Officer)

/s/ Jon B. Kutler	Chairman of the Board and Director	March 7, 2019
Jon B. Kutler

/s/ Kenneth W. Cappell	Director	March 7, 2019
Kenneth W. Cappell

/s/ Lawrence F. Hagenbuch	Director	March 7, 2019
Lawrence F. Hagenbuch

/s/ James J. Quinn	Director	March 7, 2019
James J. Quinn

Report of Independent Registered Public Accounting Firm
Shareholders and Board of Directors
Arotech Corporation
Ann Arbor, Michigan
Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Arotech Corporation (the “Company”) as of December 31, 2018 and 2017, the related consolidated statements of operations and comprehensive income (loss), changes in stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2018, in conformity with accounting principles generally accepted in the United States of America.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”) and our report dated March 7, 2019 expressed an unqualified opinion thereon.
Restatement to Correct 2017 Misstatement
As discussed in Note 3 to the consolidated financial statements, the 2017 financial statements have been restated to correct a misstatement.
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
Grand Rapids, Michigan
March 7, 2019

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
In U.S. dollars

	December 31,
	2018	2017 (as restated)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,222,246	$5,205,246
Restricted collateral deposits	222,712	283,508
Trade receivables, net	16,259,809	19,258,960
Contract assets	17,867,896	16,094,515
Other accounts receivable and prepaid expenses	5,989,263	2,342,220
Inventories	9,912,748	8,654,878
Total current assets	54,474,674	51,839,327
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,427,705	3,754,789
Other long term receivables	543,205	184,331
Property and equipment, net	8,914,247	9,276,088
Other intangible assets, net	4,465,778	5,205,605
Goodwill	46,138,036	46,138,036
Total long term assets	63,488,971	64,558,849
Total assets	$117,963,645	$116,398,176
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,442,919	$5,560,196
Other accounts payable and accrued expenses	6,498,045	6,640,154
Current portion of long term debt	2,204,653	2,248,043
Short term bank credit	5,500,416	5,092,088
Contract liabilities	7,054,779	6,778,313
Total current liabilities	27,700,812	26,318,794
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,125,675	4,709,807
Long term portion of debt	6,360,569	8,570,524
Deferred income tax liability	2,863,098	2,399,976
Other long term liabilities	137,774	105,112
Total long-term liabilities	13,487,116	15,785,419
Total liabilities	41,187,928	42,104,213
Commitments and contingencies (Note 10)
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of December 31, 2018 and 2017; Issued and outstanding: 26,486,152 and 26,395,048 shares as of December 31, 2018 and 2017, respectively	264,862	263,951
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of December 31, 2018 and 2017; No shares issued or outstanding as of December 31, 2018 and 2017, respectively	—	—
Additional paid-in capital	251,551,001	250,826,873
Accumulated deficit	(176,498,057)	(178,368,012)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,365,965	2,479,205
Total stockholders’ equity	76,775,717	74,293,963
Total liabilities and stockholders’ equity	$117,963,645	$116,398,176
The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
In U.S. dollars

	December 31,
	2018	2017 (as restated)	2016
Revenues	$96,599,741	$98,722,678	$92,975,752
Cost of revenues	67,402,263	71,082,708	64,825,416
Research and development expenses	3,030,469	3,041,130	2,722,965
Selling and marketing expenses	8,175,503	7,874,364	7,029,090
General and administrative expenses	12,919,437	11,623,900	15,308,461
Amortization of intangible assets	1,677,443	2,205,755	2,875,543
Total operating costs and expenses	93,205,115	95,827,857	92,761,475
Operating income	3,394,626	2,894,821	214,277
Other income (expense), net	(39,077)	(8,156)	64,832
Financial expense, net	(921,953)	(1,076,659)	(975,263)
Total other expense	(961,030)	(1,084,815)	(910,431)
Income (loss) from continuing operations before income tax (benefit) expense	2,433,596	1,810,006	(696,154)
Income tax (benefit) expense	563,641	(5,224,875)	783,420
Income (loss) from continuing operations	1,869,955	7,034,881	(1,479,574)
Loss from discontinued operations	—	—	(1,368,682)
Net income (loss)	1,869,955	7,034,881	(2,848,256)
Other comprehensive income (loss), net of $0 income tax
Foreign currency translation adjustment	(113,240)	1,752,606	54,925
Comprehensive income (loss)	$1,756,715	$8,787,487	$(2,793,331)
Income (loss) per share of common stock:
Basic – continuing operations	$0.07	$0.27	$(0.06)
Basic – discontinued operations	$—	$—	$(0.05)
Basic net income (loss) per share	$0.07	$0.27	$(0.11)
Diluted – continuing operations	$0.07	$0.27	$(0.06)
Diluted – discontinued operations	$—	$—	$(0.05)
Diluted net income (loss) per share	$0.07	$0.27	$(0.11)
Weighted average number of shares used in computing basic net income (loss) per share	26,471,507	26,380,312	25,494,097
Weighted average number of shares used in computing diluted net income (loss) per share	26,471,507	26,380,312	25,494,097
The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY
In U.S. dollars

	Common stock		Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balance as of January 1, 2016	24,697,335	$246,973	$246,591,415	$(182,554,637)	$(908,054)	$671,674	$64,047,371
Stock based compensation	—	—	878,007	—	—	—	878,007
Restricted stock issued	310,735	3,107	(3,107)	—	—	—	—
Sales of stock, net of offering costs	1,500,000	15,000	2,937,999	—	—	—	2,952,999
Restricted stock units vested	56,202	562	(562)	—	—	—	—
Restricted stock forfeitures	(126,038)	(1,260)	1,260	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	54,925	54,925
Net Loss	—	—	—	(2,848,256)	—	—	(2,848,256)
Balance as of December 31, 2016	26,438,234	$264,382	$250,405,012	$(185,402,893)	$(908,054)	$726,599	$65,085,046
Balance as of January 1, 2017	26,438,234	$264,382	$250,405,012	$(185,402,893)	$(908,054)	$726,599	$65,085,046
Stock based compensation	—	—	421,430	—	—	—	421,430
Restricted stock issued	109,320	1,094	(1,094)	—	—	—	—
Restricted stock units vested	46,165	462	(462)	—	—	—	—
Restricted stock forfeitures	(198,671)	(1,987)	1,987	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	1,752,606	1,752,606
Net Income (as restated)	—	—	—	7,034,881	—	—	7,034,881
Balance as of December 31, 2017 (as restated)	26,395,048	$263,951	$250,826,873	$(178,368,012)	$(908,054)	$2,479,205	$74,293,963
Balance as of January 1, 2018	26,395,048	$263,951	$250,826,873	$(178,368,012)	$(908,054)	$2,479,205	$74,293,963
Stock based compensation	—	—	779,194	—	—	—	779,194
Restricted stock issued	86,900	869	(869)	—	—	—	—
Restricted stock units vested	50,247	502	(502)	—	—	—	—
Restricted stock forfeitures	(46,043)	(460)	(53,695)	—	—	—	(54,155)
Foreign currency translation adjustment	—	—	—	—	—	(113,240)	(113,240)
Net Income	—	—	—	1,869,955	—	—	1,869,955
Balance as of December 31, 2018	26,486,152	$264,862	$251,551,001	$(176,498,057)	$(908,054)	$2,365,965	$76,775,717
The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
In U.S. dollars

	2018	2017 (as restated)	2016
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$1,869,955	$7,034,881	$(2,848,256)
Adjustments required to reconcile net income (loss) to net cash provided by operating activities:
Depreciation	1,990,577	1,835,308	1,789,041
Amortization of intangible assets	1,677,443	2,205,755	2,875,543
Stock based compensation	779,194	421,430	878,007
Loss from sale of property and equipment	47,818	5,651	8,680
Deferred tax (benefit) expense	463,122	(5,468,149)	836,561
Changes in operating assets and liabilities:
Trade receivables	2,536,905	(1,857,393)	659,468
Unbilled receivables	(5,501,385)	(5,085,759)	1,155,454
Other accounts receivable and prepaid expenses	44,770	(252,560)	(1,176,895)
Inventories	(1,295,031)	2,067,853	(652,391)
Severance pay, net	(329,857)	(1,894,037)	1,210,662
Trade payables	866,633	1,282,162	(1,532,471)
Other accounts payable and accrued expenses	(154,023)	1,252,630	(103,186)
Deferred revenues	276,466	357,041	(458,544)
Net cash provided by operating activities	3,272,587	1,904,813	2,641,673
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	(1,774,166)	(4,824,493)	(1,555,788)
Additions to capitalized software	(937,616)	(588,014)	(364,159)
Proceeds from sale of property and equipment	94,424	33,766	31,343
Net cash used in investing activities	$(2,617,358)	$(5,378,741)	$(1,888,604)
CASH FLOWS FROM FINANCING ACTIVITIES:
Repayment of long term debt	$(2,253,345)	$(1,842,998)	$(16,682,823)
Proceeds from long term debt	—	2,150,000	11,000,000
Other financing activities	(54,155)	—	—
Change in short term bank credit	408,328	2,119,056	(1,086,968)
Proceeds from sale of common stock, net of offering costs	—	—	2,952,999
Net cash provided by (used in) financing activities	(1,899,172)	2,426,058	(3,816,792)
DECREASE IN CASH, RESTRICTED COLLATERAL DEPOSITS, AND CASH EQUIVALENTS	(1,243,943)	(1,047,870)	(3,063,723)
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	200,147	(863,339)	(234,719)
CASH, RESTRICTED COLLATERAL DEPOSITS AND CASH EQUIVALENTS AT THE BEGINNING OF THE YEAR	$5,488,754	$7,399,963	$10,698,405
CASH, RESTRICTED COLLATERAL DEPOSITS AND CASH EQUIVALENTS AT THE END OF THE YEAR	4,444,958	5,488,754	7,399,963
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the year	855,917	765,941	712,558
Income tax paid during the year	415,724	169,584	221,654
The accompanying notes are an integral part of the consolidated financial statements.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 1:–    GENERAL

a.	Corporate structure:
Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, and lithium batteries and chargers, and multimedia interactive simulators/trainers. The Company operates primarily through its wholly-owned subsidiaries: FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with a location in Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv), and Dimona, Israel (in Israel’s Negev desert area) (Power Systems Division); and UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).

b.	Discontinued operations
Asset Held for Sale and Discontinued Operations
In August 2016, the Board approved a strategic shift to discontinue the Flow Battery segment (“the segment”) with an effective date of August 31, 2016. The principal activities of the Flow Battery segment were research and development related and were focused on developing a commercial application based upon the Iron Flow Storage concept. The assets of the Flow Battery segment of $270,139 were classified as held for sale as of December 31, 2016. During the fourth quarter of 2017, it was determined that the Company was not able to execute its plan to sell the assets associated with the Flow Battery segment. As a result, assets in the amount of $270,139 were reclassified on the consolidated balance sheet into property and equipment. These assets are being used in operations and therefore not considered to be impaired as of December 31, 2018.
The amounts presented in the Consolidated Statements of Operations and Comprehensive Income as discontinued operations in 2016 represented research and development and general and administrative expenses. As the Flow Battery segment was reported within the Epsilor-EFL legal entity and the legal entity has net operating loss carryforwards for which the Company has recorded a valuation allowance, there was no tax impact. Included in the Flow Battery segment’s general and administrative expenses for the year ended December 31, 2016, was a contractual buyout associated with the termination of the former Chairman of the Flow Battery segment of $524,052.
The impact of the discontinued operations on operating and investing activities within the consolidated statements of cash flows for the year ended December 31, 2016 was ($1,337,751) and ($252,064), respectively.
Unless otherwise indicated, discontinued operations are not included in the reported results. The Notes to the Consolidated Financial Statements relate to the Company’s continuing operations.

c.	Related parties
Note Receivable
On February 9, 2000, two former executives entered into non-recourse promissory notes whereby the Company provided the notes to the executives and the executives in turn exercised stock options. The promissory notes originally accrued interest at an annual rate of 1% over the then federal funds rate and are due in 2025. As of December 31, 2018 and 2017, the aggregate amount outstanding pursuant to these promissory notes was $908,054.
UEC Facility Headquarters
On October 31, 2014, the Company entered into a lease agreement with UEC Properties, LLC, a company controlled by the former owners of UEC, and now consultants and shareholders of the Company, for land and buildings that represent the headquarters of UEC Electronics. The lease term with UEC Properties commenced on January 1, 2015 and it extends for ten years, expiring on December 31, 2024. The lease provides for both the Company and UEC Properties, LLC with a one-time right to terminate the lease as of December 31, 2019, provided a written notice and a termination fee of $100,000 is delivered at or before December 31, 2018. On December 31, 2018, the Company notified UEC Properties, LLC, that it intends to terminate the lease at the end of 2019 and paid and expensed the termination fee of $100,000 at time of notice.
The 2018 monthly lease payment was $31,081 and increases at a rate of 2.5% per year through the term of the lease. Lease expense recognized in 2018, 2017, and 2016 was $472,972, $363,875, and $355,000, respectively.

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
Subsequently, on February 3, 2016, the Company entered into a consulting agreement with the Investor for a period of three years. In exchange, the Company pays an annual fee equal to the difference between total accrued compensation of the Board member and $125,000. The agreement can be terminated by either party upon sufficient written notice. During the fourth quarter of 2018 the investor and the Company agreed that the current agreement should not be renewed in 2019 and therefore the agreement will expire in accordance with its terms in February 2019. Total compensation expense recognized in 2018, 2017, and 2016 was $58,000, $49,000, and $26,750, respectively.
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
Restricted collateral deposits are primarily invested in highly liquid deposits which are used as security for the Company’s performance guarantees at Epsilor-EFL.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

e.	Inventories:
Inventory costs include material, labor, and manufacturing overhead costs, including depreciation and amortization expense associated with the manufacture and distribution of the Company’s products.  Inventories are stated at lower of cost or net realizable value and expense estimates are made for excess and obsolete inventories.  Based on this evaluation, provisions are made to write inventory down to its net realizable value. In 2018, 2017, and 2016, the Company wrote off approximately $631,021, $407,202, and $359,346, respectively, of obsolete inventory, which has been included in the cost of revenues.  Cost is determined by weighted average method.

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
The Company tests long-lived asset groups for recoverability when changes in circumstances indicate the carrying value may not be recoverable, for example, when there are material adverse changes in projected revenues or expenses, significant underperformance relative to historical or projected operating results, or significant negative industry or economic trends. The Company also performs a test for recoverability when management has committed to a plan to sell or otherwise dispose of an asset group. The Company evaluates recoverability of an asset group by comparing its carrying value to the future net undiscounted cash flows that the Company expects will be generated by the asset group. If the comparison indicates that the carrying value of an asset group is not recoverable, the Company recognizes an impairment loss for the excess of carrying value over the estimated fair value. When the Company recognizes an impairment loss for assets to be held and used, the Company depreciates the adjusted carrying amount of those assets over their remaining useful life. No impairment losses were recognized in the Statements of Operations and Comprehensive Income for all periods presented.

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
The Company has historically performed its annual goodwill impairment test as of December 31 each year. During the quarter ended September 30, 2018, the Company voluntarily changed is annual impairment assessment date from December 31 to October 1. The Company believes this change in measurement date, which represents a change in method of applying an accounting principle, is preferable under the circumstances as it better aligns with its forecasting and annual budgeting process timeline. The Company does not believe that change in valuation date produced different impairment results.
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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

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
The Company accounts for revenue recognition in accordance with Accounting Standards Codification (“ASC”) 606, Revenue from Contracts with Customers, which the Company adopted on January 1, 2018, using the modified retrospective transition approach to all contracts. The Company evaluated the distinct performance obligations and the pattern of revenue recognition of its significant contracts upon adoption of the standard. Consequently, after its review of contracts in each revenue stream, the Company concluded that the impact of adopting the standard did not have an impact to its consolidated balance sheets, statements of operations, changes in stockholders’ equity, or cash flows.
During 2018, 2017, and 2016, the Company recognized revenues from (i) the sale and customization of interactive training systems (Training and Simulation Division); (ii) maintenance services in connection with such systems (Training and Simulation Division); (iii) the sale of batteries, chargers and adapters, and custom power solutions (Power Systems Division); and (iv) the sale of lifejacket lights (Power Systems Division).
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
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in ASC Topic 606. A contract transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. The majority of the Company’s contracts with customers are accounted for as one performance obligation, as the majority of tasks and services is part of a single project or capability. As these contracts are typically a customized customer-specific solution, the Company uses the expected cost plus margin approach to estimate the standalone selling price of each performance obligation. For contracts with multiple performance obligations, the Company allocates the contracts transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.
The Company also offers maintenance and support agreements (“warranties”) for many of its products. The specific terms and conditions of those warranties vary depending upon the product sold and country in which the product is sold but typically are for one to two years. The Company estimates its warranty liability by deferring a percentage of the original invoice amount and recording it as Deferred Revenue in its balance sheet. The Company periodically assesses the adequacy of its reserves and adjusts the percentage of revenue deferred as necessary. The warranty revenue is recognized on a straight-line basis over the term of the maintenance and support services. The standalone selling price for extending a warranty is determined based on the original invoice price charged when sold separately or upon renewal. See Note 15, “Warranty,” for details of warranty liabilities.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 91%, 93%, and 90% of its revenue for the years ended December 31, 2018, 2017, and 2016, respectively. Substantially all of the Company’s revenue in the Training and Simulation Division and the U.S. Power Systems Division is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, and overhead.
On December 31, 2018, the Company had $64.8 million in expected future revenue relating to performance obligations currently in progress, which it also refers to as total backlog. The Company expects to recognize approximately 76% of its backlog as revenue in 2019, and the remaining 24% thereafter.
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
The aggregate impact of adjustments in contract estimates to net income (loss) is presented below:

	Twelve months ended December 31,
	2018		2017		2016
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$659,037	$656,665	$955,022	$40,888	$1,856,664	$(57,384)
Revenue by Category. As of December 31, 2018, 2017, and 2016, the Company’s portfolio of products and services consisted of 471, 457, and 448 active contracts, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

Revenue by major product line was as follows:

	Twelve months ended December 31,
	2018	2017	2016
Product Revenue
Air Warfare Simulation	$16,864,956	$19,231,716	$19,277,541
Vehicle Simulation	21,650,797	13,709,762	16,598,942
Use-of-Force	14,652,486	14,125,824	9,114,910
Service Revenue
Warranty	3,539,931	3,187,022	1,367,401
Total Training and Simulation Division	$56,708,170	$50,254,324	$46,358,794

Contract Manufacturing	$15,120,054	$13,544,017	$17,498,310
Power Distribution and Generation	6,007,668	6,948,704	4,687,285
Batteries	13,393,716	21,537,381	19,233,660
Engineering Services and Other	5,370,133	6,438,252	5,197,703
Total Power Division	$39,891,571	$48,468,354	$46,616,958
The table below details the percentage of total recognized revenue by type of arrangement as of December 31, 2018, 2017, and 2016:

	Twelve months ended December 31,
Type of Revenue	2018	2017	2016
Sale of products	94.3%	96.2%	95.3%
Maintenance and support agreements	3.7%	3.2%	4.3%
Long term research and development contracts	2.0%	0.6%	0.4%
Total	100%	100%	100%

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

Revenue by contract type was as follows:

	Training and Simulation Division	Power Systems Division
Twelve months ended December 31, 2018
Fixed Price	$46,789,332	$35,865,009
Cost Reimbursement (Cost Plus)	5,269,145	2,929,892
Time and Materials	4,649,693	1,096,670
Total	$56,708,170	$39,891,571
Twelve months ended December 31, 2017
Fixed Price	$42,042,646	$40,826,800
Cost Reimbursement (Cost Plus)	5,721,623	5,992,567
Time and Materials	2,490,055	1,648,987
Total	$50,254,324	$48,468,354
Twelve months ended December 31, 2016
Fixed Price	$36,804,593	$37,082,800
Cost Reimbursement (Cost Plus)	5,869,540	6,448,385
Time and Materials	3,684,661	3,085,773
Total	$46,358,794	$46,616,958
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
Revenues from major customers (as a percentage of consolidated revenues):
Other than for sales to various branches of the United States Military, which accounted for 35%, 33%, and 41%, of consolidated continuing revenues for 2018, 2017, and 2016, respectively, one single customer accounted for more than 10% of revenues for any of the three years presented.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

Revenue by customer was as follows:

	Training and Simulation Division	Power Systems Division
Twelve months ended December 31, 2018
U.S. Government
Department of Defense (DoD)	$16,862,856	$3,292,382
Non-DoD	11,699,696	—
Foreign Military Sales (FMS)	2,066,140	—
Total U.S. Government	$30,628,692	$3,292,382

U.S. Commercial	$19,889,962	$20,542,135
Non-U.S. Government	2,185,308	2,345,653
Non-U.S. Commercial	4,004,208	13,711,401
Total Revenue	$56,708,170	$39,891,571
Twelve months ended December 31, 2017
U.S. Government
Department of Defense (DoD)	$11,056,632	$9,149,874
Non-DoD	11,787,913	—
Foreign Military Sales (FMS)	2,511,023	—
Total U.S. Government	25,355,568	9,149,874

U.S. Commercial	$18,895,558	$16,712,654
Non-U.S. Government	3,673,960	12,515,981
Non-U.S. Commercial	2,329,238	10,089,845
Total Revenue	$50,254,324	$48,468,354
Twelve months ended December 31, 2016
U.S. Government
Department of Defense (DoD)	$16,720,606	$11,480,240
Non-DoD	8,908,207	—
Foreign Military Sales (FMS)	1,796,747	—
Total U.S. Government	27,425,560	11,480,240

U.S. Commercial	$16,480,123	$16,615,821
Non-U.S. Government	1,868,232	7,003,558
Non-U.S. Commercial	584,879	11,517,339
Total Revenue	$46,358,794	$46,616,958
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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

	December 31, 2018			December 31, 2017
	Training and Simulation Division	Power Systems Division	Total	Training and Simulation Division	Power Systems Division	Total
Contract Assets - Current	$10,358,679	$7,509,217	$17,867,896	$7,263,461	$8,831,054	$16,094,515
Contract Liabilities - Current	(6,697,522)	(357,257)	(7,054,779)	(5,860,345)	(917,968)	(6,778,313)
Net Contract Assets and Liabilities:	$3,661,157	$7,151,960	$10,813,117	$1,403,116	$7,913,086	$9,316,202
The $1,496,915 increase in the Company’s net contract assets (liabilities) from December 31, 2017 to December 31, 2018 was due to the timing of milestone payments on certain U.S. Government and commercial contracts.
During the years ended December 31, 2018, 2017, and 2016, the Company recognized $6,305,886, $5,693,192, and $6,622,660 in revenue related to the Company’s contract liabilities at December 31, 2017, 2016, and 2015, respectively.
Deferred revenues also include unearned amounts received under maintenance and support services and customer deposits of $50,000 and $200,608 for 2018 and 2017, respectively.
The Company did not record any provisions for impairment of its unbilled receivables during the years ended December 31, 2018, 2017 and 2016.
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

i.	Trade receivables
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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

As of December 31, 2018 and 2017, the Company’s trade receivables recorded in the consolidated balance sheets were $16,259,809 and $19,258,960, respectively. The Company has not recorded any provisions for doubtful accounts and no reserves have been established at December 31, 2018 or 2017, respectively. The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations, where a significant number of its contracts are typically a customized customer specific solution.

j.	Research and development cost:
The Company capitalizes certain software development costs, subsequent to the establishment of technological feasibility. Based on the Company’s product development process, technological feasibility is established upon the completion of a working model or a detailed program design. Research and development costs incurred in the process of developing product improvements or new products are generally charged to expenses as incurred. Significant costs incurred by the Company between completion of the working model or a detailed program design and the point at which the product is ready for general release have been capitalized. Capitalized software costs will be amortized using the straight-line method over the estimated useful life of the product (three to five years). The Company assesses the net realizable value of this intangible asset on a regular basis by determining whether the amortization of the asset over its remaining life can be recovered through undiscounted future operating cash flows from the specific software product sold. Based on its most recent analysis, management believes that no impairment of capitalized software development costs exists as of December 31, 2018.
In 2018 and 2017, the Training and Simulation Division capitalized $937,616 and $588,014, respectively, in software development costs that will be amortized on a straight-line method over the useful life of the software.

k.	Income taxes:
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
Accounting standards prescribe a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. The Company must determine whether it is “more-likely-than-not” that a tax position will be sustained upon examination, including resolution of any related appeals or litigation processes, based on the technical merits of the position. Once it is determined that a position meets the more-likely-than-not recognition threshold, the position is measured to determine the amount of benefit to recognize in the financial statements. Uncertain tax positions require determinations and estimated liabilities to be made based on provisions of the tax law which may be subject to change or varying interpretation. If the Company’s determinations and estimates prove to be inaccurate, the resulting adjustments could be material to the Company’s future financial statements. As part of preparing our 2018 consolidated financial statements, the Company identified errors in the accounting for income taxes as described further in Note 3, “Restatement of Previously Issued Consolidated Financial Statements,” and Note 12, “Income Taxes.”

l.	Concentration of credit risk:
Financial instruments that potentially subject the Company to concentrations of credit risk consist principally of cash and cash equivalents, restricted collateral deposits and trade receivables. Cash and cash equivalents are invested mainly in U.S. dollar deposits with the U.S. banks and in NIS with major Israeli banks. Such deposits in the U.S. may be in excess of insured limits and are not insured in other jurisdictions. Management believes that the financial institutions that hold the Company’s investments are financially sound and, accordingly, minimal credit risk exists with respect to these investments.
The trade receivables of the Company are mainly derived from sales to customers located primarily in the United States and Israel along with the countries listed in Note 14, “Segment Information.” Management believes that credit risks are moderated by the diversity of its end customers and geographical sales areas. The Company performs ongoing credit evaluations of its customers’ financial condition.
The Company had no off-balance-sheet concentration of credit risk such as foreign exchange contracts, option contracts or other foreign currency hedging arrangements as of December 31, 2018 and 2017.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

m.	Basic and diluted net income per share:
Basic net income per share is computed based on the weighted average number of shares of common stock and participating securities outstanding during each year. Diluted net income per share includes the dilutive effect of additional potential common stock issuable under its share-based compensation plans, using the “treasury stock” method. Unvested restricted stock issued to its employees and directors are “participating securities” and as such, are included, net of estimated forfeitures, in the total shares used to calculate the Company’s basic and diluted net income per share. In the event of a net loss, unvested restricted stock awards are excluded from the calculation of both basic and diluted net loss per share. The total weighted average number of shares related to the outstanding common stock equivalents excluded from the calculations of diluted net income per share were none for the years ended December 31, 2018, 2017, and 2016.

n.	Accounting for stock-based compensation:
Stock-based awards to employees are recognized as compensation expense based on the calculated fair value on the date of grant. The costs are amortized over the straight line vesting period. The Company granted restricted stock and restricted stock units in 2018, 2017, and 2016. The Company adjusts it restricted stock and restricted stock units based upon actual forfeitures. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock.

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
The fair values of long-term promissory notes are estimated by discounting the future cash flows using current interest rates for loans of similar terms and maturities. The carrying amount of the long-term debt and contractual severance approximates the estimated fair values at December 31, 2018, based upon the Company’s ability to acquire similar debt or fulfill similar obligations at similar maturities (Level 2).

p.	Severance pay:
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
In addition, according to certain employment agreements, the Company is obligated to provide for special severance pay in addition to amounts due to certain employees pursuant to Israeli severance pay law. During the years ended December 31, 2018 and 2017, the Company had made provisions of $78,014 and $106,080, respectively, for this special severance pay.
As of December 31, 2018 and 2017 the unfunded severance pay amounted to $285,495 and $141,956, respectively. Severance expenses from continuing operations for the years ended December 31, 2018, 2017, and 2016, amounted to $384,102, $727,835, and $1,388,814, respectively.
In April 2018, the Company made a severance payment of $263,000, upon the March 31, 2018 retirement of its former Chief Financial Officer.
In December 2016, the Company and its former Chief Executive Officer (“former Executive”) signed an agreement whereby the Company and the former Executive agreed to early termination of the former Executive’s employment agreement. The additional expense recorded in 2016, related to the termination, was approximately $926,243.

q.	Advertising costs:
The Company records advertising costs as incurred. Advertising expense for the years ended December 31, 2018, 2017, and 2016, was approximately $278,420, $93,664, and $71,730, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

r.	New accounting pronouncements:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard establishes a right-of-use (“ROU”) model that requires a lessee to record a ROU asset and a lease liability on the balance sheet for all leases with terms longer than 12 months. Leases will be classified as either finance or operating, with classification affecting the pattern of expense recognition in the income statement. In addition, in July 2018, the FASB issued ASU No. 2018-10, Codification Improvement to Topic 842.
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
The Company has elected to apply the new transition method upon adoption of the new standard. The Company also elected the available practical expedients on adoption. In preparation for adoption of the standard, the Company finalized changes to systems, implemented internal controls and key processes to enable the preparation of financial information.
The new standard will likely have a material impact on the Company’s Consolidated Balance Sheets. However, is not expected to have a material impact to the Company’s Consolidated Statements of Operations and Comprehensive Income, and Consolidated Statement of Cash Flows. The most significant impact will be the recognition of ROU assets and lease liabilities for operating leases and will result in additional ROU assets and lease liabilities for operating leases of approximately $3.9 million and $4.0 million, respectively, as of January 1, 2019.
In August 2016, the FASB issued ASU No. 2016-15 (Topic 230), Classification of Certain Cash Receipts and Cash Payments. The amendments provide guidance on eight specific cash flow issues for which the current accounting framework does not provide specific guidance. The amendments are effective for annual periods beginning after December 15, 2017. Early adoption is permitted, including adoption in an interim period. The Company adopted the requirements of the new standard in the first quarter of 2018, as required by the new standard.

In November 2016, the FASB issued ASU 2016-18, Statement of Cash Flows (Topic 230), Restricted Cash, which requires that restricted cash be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. The provisions of ASU 2016-18 are effective for years beginning after December 15, 2017, with early adoption permitted. The Company adopted the requirements of the new standard in the first quarter of 2018 using the retrospective transition method, as required by the new standard. The adoption of this ASU had an immaterial impact to our consolidated statements of cash flows.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test and requires businesses to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments are effective for annual periods beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company does not expect that the adoption of the new standard will have a material impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). The accounting standard allows for the optional reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings that arise due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amount of the reclassification would reflect the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act and other income tax effects of the Tax Act on items remaining in accumulated other comprehensive income. The standard, will be effective for annual periods beginning after December 15, 2018, including interim periods within that reporting period with early adoption permitted. The Company is currently evaluating the impact of its pending adoption of the new standard on its consolidated financial statements.

s.	Use of estimates:
The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from those estimates.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

t.	Reclassification:
Prior period amounts are reclassified, when necessary, to conform to the current period presentation.

u.	Business Combinations:
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
NOTE 3:–    RESTATEMENT OF PREVIOUSLY ISSUED CONSOLIDATED FINANCIAL STATEMENTS
The U.S. Tax Cuts and Jobs Act (the “Tax Act”) was enacted on December 22, 2017. The Tax Act made broad complex changes to the U.S. tax code including but not limited to, reduction of the U.S. federal corporate tax rate from 35% to 21%, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred, creating new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest, and allowing for the indefinite carryforward of net operating losses (“NOL”) arising in a taxable year after December 31, 2017, which would be considered an indefinite lived asset. The future use of these NOLs as a deduction are limited to 80% of taxable income in a single year, and the carryback of these NOLs to offset prior year taxable income is no longer permitted. The Company recorded a provisional deferred income tax benefit of $3.2 million in the period ended December 31, 2017 related to the change in the corporate tax rate from 35% to 21%. However, as a result of the Tax Act, deferred tax assets related to any deductible temporary differences, other than NOLs, that will reverse in future periods will convert to NOL carryforwards with an indefinite carryforward period. This allows U.S. federal deferred tax liabilities for indefinite lived intangible assets to be used as a source of income for U.S. federal indefinite lived deferred tax assets when determining if a valuation allowance is needed for these U.S. federal non-NOL deferred tax assets. No valuation allowance reversal relating to this was recorded in the period of enactment, resulting in the Company concluding that the previously issued 2017 consolidated financial statements were misstated. Accordingly, the Company has restated its 2017 consolidated financial statements to reflect the impact of releasing a portion of the previously reported valuation allowance associated with the expected reversal of the U.S. federal non-NOL deferred tax assets. This resulted in an increase in the deferred income tax benefit for 2017 of $3.2 million and a corresponding increase to net income and earnings per share.
These errors had no impact on any period prior to 2017, and, further, there is no impact on the previously disclosed cash taxes and the effect of the restatement to the consolidated statements of cash flows is limited to changes within operating activities as noted below, and, therefore, there are no impacts on the operating, investing or financing subtotals. Refer to Note 16, “Quarterly Results of Operations (Unaudited),” for the impact of correcting these previously reported errors on our unaudited quarterly results.
The impacts of the $3.2 million adjustment to income tax benefit for 2017 is as follows:

	Year Ended
	December 31, 2017
	As Reported	As Restated
Consolidated Statements of Operations and Comprehensive Income (Loss):
Income tax (benefit) expense	$(2,024,130)	$(5,224,875)
Net income (loss)	$3,834,136	$7,034,881
Comprehensive income (loss)	$5,586,742	$8,787,487
Basic net income (loss) per share	$0.15	$0.27
Diluted net income (loss) per share	$0.15	$0.27

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

	As of
	December 31, 2017
	As Reported	As Restated
Consolidated Balance Sheets:
Deferred tax liabilities	$5,600,721	$2,399,976
Total long-term liabilities	$18,986,164	$15,785,419
Total liabilities	$45,304,958	$42,104,213
Accumulated deficit	$(181,568,757)	$(178,368,012)
Total equity	$71,093,218	$74,293,963
Total liabilities and stockholders’ equity	$116,398,176	$116,398,176

	Year Ended
	December 31, 2017
Consolidated Statements of Cash Flows:	As Reported	As Restated
Net income (loss)	$3,834,136	$7,034,881
Deferred tax (benefit) expense	$(2,267,404)	$(5,468,149)
The impacts of the restatement have been reflected throughout the financial statements, including the applicable footnotes, as appropriate.
NOTE 4:–    OTHER ACCOUNTS RECEIVABLE AND PREPAID EXPENSES
The following is a summary of other accounts receivable and prepaid expenses as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Government authorities	$480,937	$733,360
Israeli statutory severance pay fund	253,382	—
Employees	42,471	67,504
Prepaid expenses	820,381	1,359,055
Other	4,392,092	182,301
Total	$5,989,263	$2,342,220
a.    In connection with the settlement proposal related to the termination for convenience contract by the United States Marine Corps (“USMC”) with Science Applications International Corporation (“SAIC”) we have reclassified amount previously reported in accounts receivable and unbilled receivables of $330,095 and $3,728,004, respectively, to Other. See Note 10, “Commitments and Contingent Liabilities,” for additional discussion.
NOTE 5:–    INVENTORIES
The following is a summary of inventories as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Raw and packaging materials	$7,912,883	$6,843,479
Work in progress	$1,626,960	$718,085
Finished products	$372,905	$1,093,314
Total	$9,912,748	$8,654,878

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 6:–    PROPERTY AND EQUIPMENT, NET

a.	Composition of property and equipment is as follows:

	December 31,
	2018	2017
Cost:
Computers and related equipment	$3,248,394	$3,500,548
Motor vehicles	845,246	962,095
Office furniture and equipment	1,835,618	1,664,035
Machinery, equipment and installations	10,630,960	9,522,420
Buildings	4,389,249	4,344,803
Land	300,000	300,000
Leasehold improvements	1,711,196	1,959,587
Demo inventory	2,106,332	1,683,484
Total costs	25,066,995	23,936,972
Accumulated depreciation:
Computers and related equipment	2,455,892	2,590,718
Motor vehicles	433,134	324,433
Office furniture and equipment	1,382,010	1,479,613
Machinery, equipment and installations	8,156,024	6,928,337
Buildings	964,737	729,051
Leasehold improvements	1,196,432	1,284,742
Demo inventory	1,564,519	1,323,990
Total accumulated depreciation	16,152,748	14,660,884
Property and equipment, net	$8,914,247	$9,276,088
b.Depreciation expense amounted to $1,990,577, $1,835,308, and $1,789,041 for the years ended December 31, 2018, 2017, and 2016, respectively. Included in the 2016 depreciation expense is $36,957 related to discontinued operations.
NOTE 7:–    GOODWILL AND OTHER INTANGIBLE ASSETS, NET

a.	Goodwill
Goodwill and indefinite lived assets are assessed annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. For the years ended December 31, 2018 and 2017, respectively, the Company performed a qualitative assessment for its Training and Simulation reporting unit and the Company determined that it was more likely than not that the fair values of its reporting unit exceeded its carrying value.
For its Power Systems reporting unit, the Company determined that it was necessary to perform a quantitative assessment of goodwill for the purpose of determining whether an impairment existed at October 1, 2018. When conducting this analysis, the Company engaged third party valuation experts with a detailed understanding of its Power Systems reporting unit to perform a valuation of the Power Systems reporting unit on a going concern basis. The Company prepared a discounted cash flow analysis over a five year period so as to derive a reasonable view of the cash flows that the Power Systems reporting unit is projected to generate from 2019-2023.
As a result of this analysis, the Company concluded that the goodwill recorded in relation to the Power Systems reporting unit was not impaired at December 31, 2018.
A summary of the goodwill by business segment is as follows:

	December 31, 2018	December 31, 2017
Training and Simulation Division	$24,435,641	$24,435,641
Power Systems Division	21,702,395	21,702,395
Total	$46,138,036	$46,138,036

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

b.	Other intangible assets:

		December 31,
		2018		2017
	Original Useful life	Cost	Net book value	Cost	Net book value
Technology	4 - 8 years	$9,988,000	$501,000	$9,988,000	$980,750
Capitalized software costs	3 - 5 years	6,499,735	1,268,278	5,562,119	741,355
Trademarks	10 years	28,000	—	28,000	—
Backlog/customer relationship	1 - 10 years	2,844,000	—	2,844,000	—
Covenant not to compete	6 years	400,000	29,000	400,000	76,000
Customer list	2 - 10 years	14,173,645	1,868,500	14,173,645	2,608,500
		33,933,380	$3,666,778	32,995,764	$4,406,605
Less - accumulated amortization		(30,266,602)		(28,589,159)
Amortized cost		3,666,778		4,406,605
Trademarks (indefinite lives)		799,000		799,000
Net book value		$4,465,778		$5,205,605
Amortization expense amounted to $1,677,443, and $2,205,755, and $2,875,543 for the years ended December 31, 2018, 2017, and 2016, respectively, including amortization of capitalized software costs of $410,693, $397,000, and $88,010, respectively.

c.	Estimated amortization expense, using both straight line and accelerated amortization methods, for the years shown is as follows:

Twelve months ended December 31,
2019	$1,233,065
2020	789,212
2021	506,213
2022	427,650
2023	520,523
Thereafter	190,115
Total	$3,666,778
NOTE 8:–    LOANS
The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”) and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at December 31, 2018 was 5.50%. The balance at December 31, 2018 and December 31, 2017 was $5,500,416 and $5,092,088, respectively.
The maturity of the Term Loan A is March 11, 2021. Term Loan A maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of Term Loan A consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at December 31, 2018 was 5.75%. The balance at December 31, 2018 and December 31, 2017 was $5,656,291 and $7,656,291, respectively.
During the quarter ended June 30, 2017, the Company’s Training and Simulation Division, in Ann Arbor, Michigan purchased land and a building for $2,150,000. As a result, the Company now maintains two Mortgage Loans (“Term Loans B and C”). The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at December 31, 2018 was 5.75%. At

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

December 31, 2018, the balance of Term Loans B and C was $2,844,327 and at December 31, 2017, the balance of Term Loan B was $2,998,791.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants that include a Maximum Debt to EBITDA ratio of 3.00 to 1.00 and a Minimum Fixed Charge Coverage Ratio of 1.20 to 1.00. The Company was in compliance with its covenants at December 31, 2018.
The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.
Minimum loan payments for the Term and Mortgage Loans are as follows:

Minimum loan payments	December 31,
2019	$2,204,653
2020	2,835,546
2021	1,144,088
2022	154,464
2023	154,464
Thereafter	2,072,007
Total	$8,565,222
NOTE 9:–    OTHER ACCOUNTS PAYABLE AND ACCRUED EXPENSES
The following is a summary of other accounts payable and accrued expenses as of December 31, 2018 and 2017:

	December 31,
	2018	2017
Employees and payroll accruals	$3,628,290	$3,309,950
Accrued vacation pay	1,029,907	1,082,105
Accrued expenses	1,030,590	1,205,713
Severance	482,053	—
Government authorities	$327,205	$1,042,386
Total	$6,498,045	$6,640,154
NOTE 10:–    COMMITMENTS AND CONTINGENT LIABILITIES

a.	Royalty commitments:
Under Epsilor-EFL’s research and development agreements with the Office of the Chief Scientist (“OCS”), and pursuant to applicable laws, Epsilor-EFL is required to pay royalties at the rate of 3.0%-3.5% of net sales of products developed with funds provided by the OCS, up to an amount equal to 100% of research and development grants received from the OCS. Amounts due in respect of projects approved after 1999 also bear interest at the LIBOR rate. Epsilor-EFL is obligated to pay royalties only on sales of products in respect of which OCS participated in their development. Should the project fail, Epsilor-EFL will not be obligated to pay any royalties or refund the grants. No royalties were expensed for 2018, 2017, and 2016.
During 2018, 2017, and 2016, Epsilor-EFL received grants in the total amount of $500,271, $461,894, and $612,249, respectively.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

b.	Lease commitments:
The Company rents its facilities and certain equipment under various operating lease agreements, which expire on various dates through 2023. The minimum rental payments under non-cancellable operating leases are as follows:

December 31,	Minimum rental payments
2019	$1,161,909
2020	753,383
2021	527,295
2022	441,243
2023	334,722
Thereafter	1,508,915
Total	$4,727,467
Total rent expense for the years ended December 31, 2018, 2017, and 2016, was $1,275,785, $1,332,758, and $1,418,136, respectively.

c.	Guarantees:
The Company obtained bank guarantees in the amount of $182,500 (i) in connection with obligations of one of the Company’s subsidiaries to the Israeli Customs Authorities, and (ii) given in order to secure payments made by customers prior to delivery of the final product for milestones achieved during production.

d.	Liens:
As security for compliance with the terms related to the investment grants from the State of Israel, Epsilor-EFL has registered floating liens (that is, liens that apply not only to assets owned at the time but also to after-acquired assets) on all of its assets, in favor of the State of Israel.
The Company does not have any credit liens collateralized by the assets of, or guaranteed by, the Company.
Epsilor-EFL has recorded a lien on all of its assets in favor of its banks to secure overdraft protection. In addition Epsilor-EFL has a specific pledge on assets in respect of which government guaranteed loans were given.

e.	Litigation and other claims:
The Company from time to time is involved in legal proceedings and other claims. The Company is required to assess the likelihood of any adverse judgments or outcomes to these matters, as well as potential ranges of probable losses. The Company has not made any material changes in its accounting methodology used to establish its self-insured liabilities during the past three fiscal years.
A determination of the amount of reserves required, if any, for any contingencies are made after careful analysis of each individual issue. The required reserves may change due to future developments in each matter or changes in approach, such as a change in settlement strategy in dealing with any contingencies, which may result in higher net loss.
If actual results are not consistent with our assumptions and judgments, we may be exposed to gains or losses that could be material.
f.    Government Termination for Convenience:
On October 3, 2018, the Company’s U.S. Power Systems Division subsidiary was informed by its customer, SAIC, that the USMC had discontinued its efforts to upgrade the Assault Amphibious Vehicle (“AAV”) fleet that was undergoing survivability and electrical upgrades under a prime contract with SAIC. As a result of this termination for the USMC’s convenience, the Company presented its costs related to this program for reimbursement by SAIC and the USMC in December 2018. The amounts of and time frame for resolution have not yet been determined.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 11:–    STOCK-BASED COMPENSATION

a.	Stockholders’ rights:
The Company’s shares confer upon the holders the right to receive notice to participate and vote in the general meetings of the Company and right to receive dividends, if and when declared.
b.The Company has adopted the following stock award plans, whereby options may be granted for purchase of shares of the Company’s common stock and where restricted shares and restricted stock units may be granted if approved by the Board of Directors. Each restricted stock unit is equal to one share of Company stock and is redeemable only for stock. Under the terms of the award plans, the Board of Directors or the designated committee grants options, restricted stock and restricted stock units. The Board of Directors or the designated committee also determines the vesting period and the exercise terms.

1.	2017 Non-Employee Director Equity Compensation Plan – 750,000 shares reserved for issuance, of which 704,100 were available for future grants to outside directors as of December 31, 2018.

2.	2009 Equity Incentive Plan – 5,000,000 shares reserved for issuance, of which 2,567,392 were available for future grants to employees and consultants as of December 31, 2018.

3.
Under these plans, restricted shares and restricted stock units generally vest after one to three years or pursuant to defined performance criteria; in the event that employment or the director is terminated within that period, unvested restricted shares and restricted stock units generally revert back to the Company.

4.
Stock compensation expense is recorded ratably over the vesting period of the option or the restriction period of the restricted shares and restricted stock units. The stock compensation expense that has been charged in the consolidated statements of comprehensive income in respect of restricted shares and restricted stock units to employees and directors in 2018, 2017, and 2016, was $779,194, $421,430, and $878,007, respectively.

5.	A summary of the status of the Company’s restricted shares and restricted stock units granted as of December 31, 2018 and 2017, and changes during the years ended on those dates, is presented below:
Restricted Shares and Restricted Stock Units:

	2018		2017
	Shares	Weighted average fair value at grant date	Shares	Weighted average fair value at grant date
Outstanding on January 1	240,433	$3.11	389,963	$2.44
Changes during year:
Restricted stock granted	86,900	$3.29	109,320	$3.20
Restricted units granted	172,500	$3.55	198,000	$3.50
Vested / Released	(139,313)	$3.18	(166,847)	$2.45
Forfeited / Canceled	(72,942)	$3.39	(290,003)	$2.89
Outstanding on December 31	287,578	$3.32	240,433	$3.11
Restricted shares vested at end of year	3,932,740	$2.30	3,793,427	$2.27

6.
The remaining total compensation cost related to non-vested restricted share and restricted stock unit awards not yet recognized (before applying a forfeiture rate) in the income statement as of December 31, 2018 was $106,111. The weighted average period over which this compensation cost is expected to be recognized is approximately one and a half years.

NOTE 12:–    INCOME TAXES

a.	General:
Prior year amounts have been restated to reflect the correction of an error discussed in Note 3, “Restatement of Previously Issued Consolidated Financial Statements.”
The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017. The Tax Act makes broad complex changes to the U.S. tax code including, but not limited to, reduction of the U.S. federal corporate tax rate from 35% to 21%, requiring reversing

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

U.S. federal non-NOL deferred tax assets to become an NOL carryforward with an indefinite carryforward period, requiring companies to pay a one-time transition tax on earnings of certain foreign subsidiaries that were previously tax deferred and creating new taxes on certain foreign sourced earnings and additional limitations on the deductibility of interest.
The SEC issued Staff Accounting Bulletin No. 118 (SAB 118) in December, 2017, to provide guidance on accounting for the effects of the Tax Act. SAB 118 provides for a measurement period of up to one year from the Tax Act enactment date for companies to complete their assessment of and accounting for those effects of the Tax Act. Under SAB 118, a company must first reflect the income tax effects of the Tax Act for which the accounting is complete in the period of the date of enactment. To the extent the accounting for other income tax effects is incomplete, but a reasonable estimate can be determined, companies must record a provisional estimate to be included in their financial statements. The measurement period ended during the fourth quarter of 2018 and we completed our accounting for the effects of the Tax Act and did not make material adjustments to the amounts recorded in 2018. However, we did adjust for the restatement for the income tax accounting errors in 2017 as described in Note 3, “Restatement of Previously Issued Consolidated Financial Statements.”
In 2017 (as restated), the Company recorded tax benefits related to the enactment-date effects of the Tax Act that included adjusting deferred tax assets and liabilities for the change in tax rates of $3.2 million and recognizing the effects of U.S. federal non-NOL deferred tax assets that convert to indefinite lived thereby allowing for indefinite lived U.S. federal deferred tax liabilities available to use as a source of future taxable income of $3.2 million. These enactment-date changes resulted in the Company’s negative effective tax rate in 2017 of (289)%.
For the period ending December 31, 2017 the Company had no liabilities associated with the one-time tax on accumulated foreign earnings provision of the Tax Act due to the accumulated net loss position of the foreign subsidiary.
Beginning in 2018, the Tax Act provides a 100% deduction for dividends received from 10-percent owned foreign corporations by U.S. corporate shareholders, subject to a one-year holding period. Although dividend income is now exempt from U.S. federal tax in the hands of the U.S. corporate shareholders, companies must still apply the guidance of ASC 740-30-25-18 to account for the tax consequences of outside basis differences and other tax impacts of their investments in non-U.S. subsidiaries. Upon completion of the Company’s analysis it was determined that the recording of a deferred tax liability on the outside basis difference of the foreign subsidiary was not required as of December 31, 2018 due to the existence of accumulated losses. The Company has asserted that it will permanently reinvest any future earnings from the foreign subsidiary back into its operations.
The Act subjects a US shareholder to tax on GILTI earned by certain foreign subsidiaries. The FASB Staff Q&A, Topic 740, No. 5, Accounting for Global Intangible Low-Taxed Income (GILTI), states that an entity can make an accounting policy election to either recognize deferred taxes for temporary basis differences expected to reverse as GILTI in future years or to provide for the tax expense related to GILTI in the year the tax is incurred as a period expense only. The Company has elected to account for GILTI in the year the tax is incurred. The Company has determined that it has no tax expense related to GILTI in 2018.
The Tax Act allows for the indefinite carryforward of NOL arising in a taxable year ending after December 31, 2017, which would be considered an indefinite lived asset. The amendments limit the future usage of such NOL deductions to 80 percent of taxable income in a single year, and disallow the carryback of NOLs to prior years with taxable income. The Company did not generate any NOL in the tax year ended December 31, 2018.
As of December 31, 2018, the Company had existing NOL carryforwards arising from tax years prior to 2018 for U.S. federal income tax purposes of $33.8 million, which are available to offset future taxable income, if any, expiring in 2021 through 2037. Utilization of U.S. net operating losses for tax years ending on or before December 31, 2017 is subject to substantial annual limitations due to the “change in ownership” provisions of the Internal Revenue Code of 1986 and similar state provisions. The annual limitation may result in the expiration of net operating losses before utilization.
At December 31, 2018, the Company had net deferred tax assets before valuation allowance of $34.0 million. The deferred tax assets are primarily composed of federal, state and foreign tax NOL carryforwards. Due to uncertainties surrounding the Company’s ability to generate future taxable income to realize these assets, a valuation allowance has been established to offset certain of its net deferred tax assets. Additionally, the future utilization of the Company’s NOL carryforwards to offset future taxable income is subject to a substantial annual limitation as a result of IRC Section 382 changes that have occurred. Any carryforwards that will expire prior to utilization as a result of such limitations will be removed from deferred tax assets with a corresponding reduction of the valuation allowance.
The Company has indefinite-lived intangible assets consisting of trademarks and goodwill. These intangible assets are not amortized for financial reporting purposes. However, these assets are tax deductible, and therefore amortized over 15 years for tax purposes. As such, deferred income tax expense and a deferred tax liability arise as a result of the tax-deductibility of these assets. The

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

resulting deferred tax liability, which is expected to continue to increase over time, will have an indefinite life, resulting in what is referred to as a “naked tax credit.” This deferred tax liability could remain on the Company’s balance sheet permanently unless there is an impairment of the related assets (for financial reporting purposes), or the business to which those assets relate were to be disposed of. Due to the fact that the aforementioned deferred tax liability could have an indefinite life, these U.S. federal deferred tax liabilities are being utilized as a future source of taxable income against its U.S. federal non-NOL deferred tax assets that will reverse into net operating losses with an unlimited carryforward period, as allowed by the Tax Act.
The Company has also evaluated its income tax positions under FASB ASC 740-10 as of December 31, 2018 and the Company believes that it has no material uncertain tax positions and therefore has no uncertain tax position reserves and does not expect to provide for any such reserves. The Company does not believe that the unrecognized tax benefits will change within 12 months of this reporting date. It is the Company’s policy that any assessed penalties and interest on uncertain tax positions would be charged to income tax expense.
The Company files a consolidated federal income tax return for its U.S. entities, along with returns for its subsidiaries, which are filed with various state, local and foreign jurisdictions.

b.	Israeli subsidiary (Epsilor-EFL):
Epsilor-EFL’s tax rate was 24% for 2018, 24% for 2017 and 25% for 2016. Beginning in 2018, dividends paid from the profits of Epsilor-EFL are no longer subject to tax in the hands of their recipient. Management has indicated that it has no intention of declaring a dividend, and that any future earnings from the operations of Epsilor-EFL will continue to be permanently reinvested into those operations. Due to these assertions, the Company has not recorded a deferred tax liability on the outside basis difference of its foreign subsidiary as of December 31, 2018.
The Israeli government has established certain development zones so as to incentivize business development and export activities. Companies that reside in this zone and meet certain criteria are subject to a favorable tax rates. Epsilor-EFL is located in an approved development zone, however, currently does not meet the criteria established by the government to obtain the tax incentives.
As of December 31, 2018, the Company has tax loss carryforwards, generated by the predecessor of Epsilor-EFL, of $90.1 million, which is available indefinitely to offset future taxable income. Due to the 2009 merger of EFL-Epsilor, the utilization of the tax loss carryforward is subject to annual limitations.

c.	Consolidated deferred income taxes:
Deferred income taxes reflect tax credit carryforwards and the net tax effects of temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the bases of the assets and liabilities used for income tax purposes. Significant components of the Company’s deferred tax assets are as follows:

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

	December 31,
	2018	2017 (as restated)
U.S. operating loss carryforward (federal and state)	$7,743,478	$9,452,111
Foreign operating loss carryforward	21,619,611	21,949,779
Total operating loss carryforward	29,363,089	31,401,890

Temporary differences:
Compensation and benefits	156,240	62,038
Warranty reserves	1,141,244	871,219
Foreign temporary differences	449,738	684,230
Definite lived intangible assets	1,822,770	1,696,965
Fixed assets	609,259	864,139
AMT credit	173,638	173,638
All other temporary differences	332,537	420,322
Total temporary differences	4,685,426	4,772,551

Deferred tax asset before valuation allowance	34,048,515	36,174,441
Valuation allowance	(30,284,545)	(32,586,628)
Total deferred tax asset	$3,763,970	$3,587,813

Deferred tax liability – intangible assets	$6,627,068	$5,987,789
Net deferred tax liability	$2,863,098	$2,399,976
The Company provided valuation allowances for the deferred tax assets resulting from tax loss carryforwards and foreign temporary differences. At present, management currently believes that it is more likely than not that the deferred tax assets related to the operating loss carryforwards and foreign temporary differences will not be realized. However, as a result of the Tax Act legislation, the Company recorded a partial release of the valuation allowance associated with certain U.S. federal non-NOL deferred tax assets. For the year ended December 31, 2017, the Company recorded a valuation allowance release of $3.2 million.

d.	Income (loss) from continuing operations before taxes on income are as follows:

	Twelve months ended December 31,
	2018	2017	2016
Domestic	$8,929,239	$476,327	$(2,133,486)
Foreign	(6,495,643)	1,333,679	1,437,332
Total	$2,433,596	$1,810,006	$(696,154)

e.	Taxes on income were comprised of the following:

	Twelve months ended December 31,
	2018	2017 (as restated)	2016
Current federal taxes	$—	$—	$—
Current state and local taxes	329,599	47,316	(24,634)
Deferred taxes	463,122	(5,468,149)	836,561
Foreign taxes	(229,080)	241,267	—
Taxes in respect of prior years	—	(45,309)	(28,507)
(Benefit)/expense	$563,641	$(5,224,875)	$783,420

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

f.A reconciliation between the theoretical tax expense, assuming all income is taxed at the U.S. federal statutory tax rate applicable to income of the Company, and the actual tax expense as reported in the Statements of Operations and Comprehensive Income is as follows:

	Twelve months ended December 31,
	2018	2017 (as restated)	2016
Income (loss) from continuing operations before taxes	$2,433,596	$1,810,006	$(696,154)
Statutory tax rate	21%	34%	34%
Theoretical income tax on the above amount at the U.S. statutory tax rate	$511,055	$615,402	$(236,692)
Deferred taxes for which valuation allowance was provided	(207,931)	497,850	589,912
Non-deductible expenses	34,344	74,153	22,746
State taxes, net of federal benefit	260,383	31,228	(16,258)
Foreign income in tax rates other than U.S. rate	(34,210)	(36,925)	452,219
Taxes in respect of prior years	—	(45,309)	(28,507)
Enactment date and measurement period adjustments from the Tax Act	—	(6,361,274)	—
Actual tax expense	$563,641	$(5,224,875)	$783,420
NOTE 13:–    FINANCIAL INCOME (EXPENSE), NET
Financial income (expense), net:

	Twelve months ended December 31,
	2018	2017	2016
Financial expenses:
Interest, bank charges and fees	$(930,840)	$(828,154)	$(927,390)
Foreign currency transaction differences, net	(7,028)	(248,505)	(47,873)
Total financial expenses	(937,868)	(1,076,659)	(975,263)
Financial income, net	15,915	—	—
Financial expense, net	$(921,953)	$(1,076,659)	$(975,263)
NOTE 14:–    SEGMENT INFORMATION

a.	General:
The Company operates in two continuing business segments, see Note 1, “General,” for a brief description of the Company’s business.
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

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

b.	The following is information about reportable segment gains, losses and assets and are presented after the elimination of intra-segment revenues and expenses:

2018	Training and Simulation Division	Power Systems Division	Corporate	Total Company
Revenues from outside customers	$56,708,170	$39,891,571	$—	$96,599,741
Depreciation and amortization expenses (1)	(801,480)	(2,866,540)	—	(3,668,020)
Direct expenses (2)	(45,436,087)	(39,968,413)	(4,132,595)	(89,537,095)
Segment operating income (loss)	10,470,603	(2,943,382)	(4,132,595)	3,394,626
Total other expense	(250,112)	(22,779)	(688,139)	(961,030)
Income tax (expense) benefit	(292,599)	211,080	(482,122)	(563,641)
Net income (loss)	$9,927,892	$(2,755,081)	$(5,302,856)	$1,869,955
Segment assets	$54,964,358	$59,763,603	$3,235,684	$117,963,645
Additions to long-lived assets	$1,503,583	$1,208,199	$—	$2,711,782

2017 (as restated)	Training and Simulation Division	Power Systems Division	Corporate	Total Company
Revenues from outside customers	$50,254,324	$48,468,354	$—	$98,722,678
Depreciation and amortization expenses (1)	(963,060)	(3,073,365)	(4,638)	(4,041,063)
Direct expenses (2)	(41,642,254)	(46,608,518)	(3,536,022)	(91,786,794)
Segment operating income (loss)	7,649,010	(1,213,529)	(3,540,660)	2,894,821
Total other expense	(125,168)	(261,455)	(698,192)	(1,084,815)
Income tax (expense) benefit	(41,391)	(195,592)	5,461,858	5,224,875
Net income (loss)	$7,482,451	$(1,670,576)	$1,223,006	$7,034,881
Segment assets	$52,075,040	$61,216,020	$3,107,116	$116,398,176
Additions to long-lived assets	$2,996,452	$2,416,055	$—	$5,412,507

2016	Training and Simulation Division	Power Systems Division	Corporate	Total Company
Revenues from outside customers	$46,358,794	$46,616,958	$—	$92,975,752
Depreciation and amortization expenses (1)	(1,113,001)	(3,531,851)	(19,732)	(4,664,584)
Direct expenses (2)	(37,646,540)	(43,730,381)	(6,719,970)	(88,096,891)
Segment operating income (loss)	7,599,253	(645,274)	(6,739,702)	214,277
Total other expense	(31,967)	(39,698)	(838,766)	(910,431)
Income tax (expense) benefit	24,634	28,507	(836,561)	(783,420)
Net income (loss)	$7,591,920	$(656,465)	$(8,415,029)	$(1,479,574)
Segment assets	$43,740,316	$58,955,828	$6,444,053	$109,140,197
Additions to long-lived assets	$586,068	$1,081,815	$—	$1,667,883

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative, research and development and other income.

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

c.	Summary information about geographic areas:
The following discloses total revenues according to the locations of the Company’s end customers and long-lived assets as of and for the years ended December 31, 2018, 2017, and 2016:

	2018		2017		2016
	Total revenues	Long-lived Assets	Total revenues	Long-lived Assets	Total revenues	Long-lived assets
U.S.A.	$76,295,942	$49,437,609	$71,543,220	$50,361,031	$72,645,752	$49,883,172
Israel	9,188,632	10,080,452	17,631,139	10,258,698	13,944,078	8,308,931
Canada	2,017,304	—	1,147,679	—	2,435,134	—
Taiwan	435,759	—	—	—	690,080	—
Mexico	1,549,703	—	2,528,220	—	590,919	—
Japan	—	—	770,439	—	182,996	—
Germany	397,527	—	226,806	—	115,509	—
Italy	435,470	—	204,147	—	—	—
Jordan	490,882	—	—	—	—	—
Indonesia	295,072	—	384,928	—	—	—
Singapore	989,631	—	336,896	—	—	—
Thailand	597,355	—	91,375	—	1,725	—
Costa Rica	437,866	—	—	—	—	—
China	550,179	—	2,214,436	—	—	—
Other	2,918,419	—	1,643,393	—	2,369,559	—
	$96,599,741	$59,518,061	$98,722,678	$60,619,729	$92,975,752	$58,192,103
NOTE 15:–    WARRANTY
The following is a summary of the deferred warranty revenue in the Simulation Division included in total deferred revenue as of December 31, 2018 and 2017:

	Twelve months ended December 31,
	2018	2017
Balance at beginning of period	$3,387,771	$2,702,615
Deferred revenue	4,585,355	3,864,556
Revenue recognized	(3,539,931)	(3,179,400)
Balance at end of period	$4,433,195	$3,387,771
The following is a summary of the warranty liability in the Power Systems Division that is also included in deferred revenue as of December 31, 2018 and 2017:

	Twelve months ended December 31,
	2018	2017
Balance at beginning of period	$176,953	$202,429
New reserves	125,855	88,223
Costs incurred	(97,617)	(113,699)
Balance at end of period	$205,191	$176,953

AROTECH CORPORATION AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

In U.S. dollars

NOTE 16:–    QUARTERLY RESULTS OF OPERATIONS (UNAUDITED):

a.	The unaudited quarterly information for the fiscal year 2017 has been restated to correct the error described in Note 3, “Restatement of Previously Issued Consolidated Financial Statements.”

	Twelve months ended December 31, 2018
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$27,249	$21,875	$23,844	$23,632
Gross profit	7,712	6,600	7,327	7,559
Net income (loss)	596	83	740	451
Basic net income/(loss) per common share	$0.02	$—	$0.03	$0.02
Diluted net income/(loss) per common share	$0.02	$—	$0.03	$0.02

	Twelve months ended December 31, 2017 (as reported)
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter
Revenues	$22,347	$21,449	$25,931	$28,996
Gross profit	6,480	5,982	7,257	7,921
Net income (loss)	(768)	(594)	787	4,409
Basic net income/(loss) per common share	$(0.03)	$(0.02)	$0.03	$0.17
Diluted net income/(loss) per common share	$(0.03)	$(0.02)	$0.03	$0.17

	Twelve months ended December 31, 2017 (as restated)
(in thousands, except per share data)	First Quarter	Second Quarter	Third Quarter	Fourth Quarter (as restated)
Revenues	$22,347	$21,449	$25,931	$28,996
Gross profit	6,480	5,982	7,257	7,921
Net income (loss)*	(768)	(594)	787	7,610
Basic net income/(loss) per common share	$(0.03)	$(0.02)	$0.03	$0.29
Diluted net income/(loss) per common share	$(0.03)	$(0.02)	$0.03	$0.29
*During the fourth quarter the Company recorded an additional income tax benefit of $3.2 million due to a correction of an error, for a total of $6.4 million in federal income tax benefit associated with the Tax Act. This resulted in an increase in basic and diluted earnings per share of $0.12. See Note 3, “Restatement of Previously Issued Consolidated Financial Statements.”