Form 10-Q
period 2019-03-31
AROTECH CORP
filed 2019-05-09
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED March 31, 2019.
Commission file number: 0-23336
AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

800 281-0356
(Registrant’s telephone number, including area code)

______________________________________________________________________________________
(Former name, former address and former fiscal year, if changed since last report)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.01 par value	ARTX	The Nasdaq Stock Market LLC
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See definitions of “large accelerated filer,” accelerated filer” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act:

Large accelerated filer: ☐	Accelerated filer: ☒
Non-accelerated filer: ☐ (Do not check if a smaller reporting company)	Smaller reporting company: ☒
Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The number of shares outstanding of the issuer’s common stock as of May 6, 2019 was 26,665,240.
SEC 1296 (05-19)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$4,523,949	$4,222,246
Restricted collateral deposits	229,830	222,712
Trade receivables, net	11,801,182	16,259,809
Contract assets	22,319,968	17,867,896
Other accounts receivable and prepaid expenses	6,548,213	5,989,263
Inventories, net	9,452,464	9,912,748
Total current assets	54,875,606	54,474,674
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,637,590	3,427,705
Other long term receivables	541,139	543,205
Property and equipment, net	8,931,136	8,914,247
Right of use asset	6,035,660	—
Other intangible assets, net	4,841,152	4,465,778
Goodwill	46,138,036	46,138,036
Total long term assets	70,124,713	63,488,971
Total assets	$125,000,319	$117,963,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$6,360,287	$6,442,919
Other accounts payable and accrued expenses	4,689,993	6,498,045
Current portion of lease obligations	622,065	—
Current portion of long term debt	2,235,089	2,204,653
Short term bank credit	9,703,764	5,500,416
Contract liabilities	6,750,785	7,054,779
Total current liabilities	30,361,983	27,700,812
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,465,209	4,125,675
Long term portion of lease obligations	5,714,132	—
Long term portion of debt	6,006,573	6,360,569
Deferred income tax liability	2,970,978	2,863,098
Other long term liabilities	46,800	137,774
Total long-term liabilities	19,203,692	13,487,116
Total liabilities	49,565,675	41,187,928
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of March 31, 2019 and December 31, 2018; Issued and outstanding: 26,617,460 shares and 26,486,152 shares as of March 31, 2019 and December 31, 2018, respectively	266,175	264,862
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of March 31, 2019 and December 31, 2018; No shares issued or outstanding as of March 31, 2019 and December 31, 2018	—	—
Additional paid-in capital	251,572,736	251,551,001
Accumulated deficit	(177,905,070)	(176,498,057)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,408,857	2,365,965
Total stockholders’ equity	75,434,644	76,775,717
Total liabilities and stockholders’ equity	$125,000,319	$117,963,645
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(U.S. Dollars, except share data)

	Three months ended March 31,
	2019	2018
Revenues	$20,778,639	$27,248,509

Cost of revenues	14,959,111	19,537,081
Research and development expenses	1,074,064	1,036,702
Selling and marketing expenses	2,152,557	1,878,073
General and administrative expenses	3,170,391	3,225,934
Amortization of intangible assets	370,203	514,911
Total operating costs and expenses	21,726,326	26,192,701

Operating income (loss)	(947,687)	1,055,808

Other income (expense), net	(14)	3
Financial expense, net	(298,431)	(213,108)
Total other expense	(298,445)	(213,105)
Income (loss) before income tax expense	(1,246,132)	842,703

Income tax expense	160,881	247,114
Net income (loss)	(1,407,013)	595,589

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	42,892	(24,260)
Comprehensive income (loss)	$(1,364,121)	$571,329

Income (loss) per share of common stock:
Basic net income (loss) per share	$(0.05)	$0.02
Diluted net income (loss) per share	$(0.05)	$0.02
Weighted average number of shares used in computing basic net income (loss) per share	26,387,285	26,447,090
Weighted average number of shares used in computing diluted net income (loss) per share	26,387,285	26,447,090
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Three months ended March 31,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,407,013)	$595,589
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	493,117	481,491
Amortization of intangible assets	370,203	514,911
Stock based compensation	135,969	108,495
Deferred tax provision	107,880	227,313
Changes in operating assets and liabilities:
Trade receivables	4,458,627	4,907,024
Contract assets	(4,452,072)	(2,513,952)
Other accounts receivable and prepaid expenses	(256,347)	546,999
Inventories	460,927	(324,646)
Severance pay, net	145,123	32,042
Trade payables	(82,634)	(292,733)
Other accounts payable and accrued expenses	(1,896,369)	(1,489,424)
Contract liabilities	(303,994)	(278,267)
Net cash (used in) provided by operating activities	$(2,226,583)	$2,514,842
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(510,006)	$(330,820)
Additions to capitalized software	(745,577)	—
Net cash used in investing activities	$(1,255,583)	$(330,820)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	220,264	—
Repayment of long term debt	(543,824)	(563,591)
Other financing activities	(112,921)	(54,155)
Change in short term bank credit	4,203,348	1,131,418
Net cash provided by financing activities	$3,766,867	$513,672
INCREASE IN CASH, RESTRICTED CASH, AND CASH EQUIVALENTS	$284,701	$2,697,694
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	$24,120	$33,831
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$4,444,958	$5,488,754
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$4,753,779	$8,220,279
SUPPLEMENTARY CASH FLOW INFORMATION:
Interest paid during the period	$201,078	$220,607
Taxes paid on income during the period	$2,468	$300
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balance as of January 1, 2019	26,486,152	$264,862	$251,551,001	$(176,498,057)	$(908,054)	$2,365,965	$76,775,717
Stock based compensation	—	—	135,969	—	—	—	135,969
Restricted stock issued	24,000	240	(240)	—	—	—	—
Restricted stock units vested, net of taxes	112,775	1,128	(114,049)	—	—	—	(112,921)
Restricted stock forfeitures	(5,467)	(55)	55	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	42,892	42,892
Net Loss	—	—	—	(1,407,013)	—	—	(1,407,013)
Balance as of March 31, 2019	26,617,460	$266,175	$251,572,736	$(177,905,070)	$(908,054)	$2,408,857	$75,434,644

Balance as of January 1, 2018	26,395,048	$263,951	$250,826,873	$(181,568,757)	$(908,054)	$2,479,205	$71,093,218
Stock based compensation	—	—	108,495	—	—	—	108,495
Restricted stock issued	41,000	410	(410)	—	—	—	—
Restricted stock units vested, net of taxes	49,747	497	(54,652)	—	—	—	(54,155)
Restricted stock forfeitures	(33,333)	(333)	333	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	(24,260)	(24,260)
Net Income	—	—	—	595,589	—	—	595,589
Balance as of March 31, 2018	26,452,462	$264,525	$250,880,639	$(180,973,168)	$(908,054)	$2,454,945	$71,718,887
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
b.    Basis of Presentation:
The Company prepared the accompanying unaudited condensed consolidated financial statements of Arotech Corporation and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as its annual audited financial statements. The Company condensed or omitted certain information and footnote disclosures normally included in its annual audited financial statements, which it prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. The Company’s quarterly financial statements should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at March 31, 2019, its operating results for the three months ended March 31, 2019 and 2018, its cash flows for the three months ended March 31, 2019 and 2018, and its statement of shareholders’ equity for the three months ended March 31, 2019 and 2018.
The results of operations for the three months ended March 31, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2019.
The condensed consolidated balance sheet at December 31, 2018 has been derived from the audited financial statements at that date but does not include all the information and footnotes required by generally accepted accounting principles for complete financial statements. These condensed consolidated financial statements should be read in conjunction with the audited financial statements included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2018.
c.    Reclassification:
From time to time the Company may reclassify amounts from prior periods to conform to the current year’s presentation.
d.    Commitments and contingencies:
The Company is involved in litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.  In addition, the Company believes that adequate provisions for resolution of all contingencies have been made for probable losses that are reasonably estimable. These contingencies are subject to uncertainties, and, as a result, the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that the these contingencies will have a material adverse effect on the Company’s balance sheets, statements of operations and comprehensive income or statements of cash flows for the three months ended March 31, 2019.
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
As of its last annual impairment test at October 1, 2018, the Company determined that the goodwill for both reporting units was not impaired.
Consistent with previous interim reporting periods, the Company monitors qualitative and quantitative factors, including internal projections, periodic forecasts, and actual results of the reporting unit. Based upon this interim review, the Company does not believe that goodwill or its indefinite-lived intangible assets related to either reporting unit is impaired.
f.    New accounting pronouncements:
In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard, effective January 1, 2019, requires virtually all leases to be recognized on the Consolidated Balance Sheets. Effective January 1, 2019, the Company adopted the standard using the modified retrospective method, under which it elected the package of practical expedients and transition provisions allowing it to bring its existing operating leases onto the Condensed Consolidated Balance Sheet without adjusting comparative periods.

The Company has operating leases for facilities and equipment, which are recorded as assets and liabilities for those leases with terms greater than 12 months. Lease-related assets, or right-of-use assets (“ROU”), are recognized at the lease commencement date at amounts equal to the respective lease liabilities, adjusted for prepaid lease payments, initial direct costs, and lease incentives received. Lease-related liabilities are recognized at the present value of the remaining contractual fixed lease payments, discounted using our incremental borrowing rate. Operating lease expense is recognized on a straight-line basis over the lease term, while variable lease payments are expensed as incurred.
Upon adoption of the standard, the Company recorded approximately $6.3 million of ROU assets and $6.5 million of current and long term lease obligations in its Condensed Consolidated Balance Sheet. Refer to Note 2 “Significant Accounting Policy Update” for additional information.
In January 2017, the FASB issued ASU No. 2017-04, Intangibles - Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. The new standard simplifies the subsequent measurement of goodwill and eliminates Step 2 from the goodwill impairment test and requires businesses to perform its annual goodwill impairment test by comparing the fair value of a reporting unit with its carrying amount and recognizing an impairment charge for the amount by which the carrying amount exceeds the reporting unit’s fair value. The amendments are effective for annual periods beginning after December 15, 2019 with early adoption permitted for goodwill impairment tests performed on testing dates after January 1, 2017. The Company early adopted this standard and it did not have an impact on its consolidated financial statements.
In February 2018, the FASB issued ASU No. 2018-02, Income Statement-Reporting Comprehensive Income (Topic 220), Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (“AOCI”). The accounting standard allows for the optional reclassification of stranded tax effects within accumulated other comprehensive income to retained earnings that arise due to the enactment of the Tax Cuts and Jobs Act of 2017 (the “Tax Act”). The amount of the reclassification would reflect the effect of the change in the U.S. federal corporate income tax rate on the gross deferred tax amounts and related valuation allowances, if any, at the date of enactment of the Tax Act and other income tax effects of the Tax Act on items remaining in accumulated other comprehensive income. The Company adopted the requirements of the new standard in the first quarter of 2019, as required by the new standard. The adoption of this ASU did not have a material impact on the consolidated financial statements.
In August 2018, the SEC issued Release No. 33-10532 that amends and clarifies certain financial reporting requirements. The principal change to the Company’s financial reporting is the inclusion of the annual disclosure requirement of changes in stockholders’ equity in Rule 3-04 of Regulation S-X to interim periods.
NOTE 2:    SIGNIFICANT ACCOUNTING POLICIES UPDATE
The Company’s significant accounting policies are detailed in “Note 2:  Significant Accounting Policies” of its Form 10-K for the year ended December 31, 2018.  Significant changes to the Company’s accounting policies as a result of adopting Accounting Standards Codification (“ASC”) 842 are discussed below:
Leases:
The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight line basis over the lease term. Operating leases are included in operating lease ROU asset, current portion of lease obligations and long term portion of lease obligations on its Condensed Consolidated Balance Sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on its Condensed Consolidated Balance Sheet. As of March 31, 2019, the Company does not have any non-cancelable operating lease commitments that have not yet commenced.
Operating lease ROU assets and operating lease liabilities are recognized based on the present value of the future minimum lease payments over the lease term at commencement date. If a lease does not implicitly state a rate, the Company uses its incremental borrowing rate based on the information available at commencement date in determining the present value of future payments. The operating lease ROU asset also includes any lease payments made in advance, any initial direct costs incurred and excludes any lease incentives. The lease terms may include options to extend or terminate the lease when it is reasonably assured that the Company will exercise that option. Lease expense for minimum lease payments are recognized on a straight-line basis over the lease term.
The Company has lease agreements with lease and non-lease components, which are generally accounted for separately.
The Company has operating leases for its production and office facilities and certain office equipment. These leases have remaining lease terms of 2 years to 15 years, some of which include options to extend for up to 5 years. These options have been included in the Company’s calculation of the ROU asset and lease liability based upon the Company’s assessment of whether the option will be exercised.
The Company’s lease agreements do not contain any residual value guarantees or material restrictive covenants.
The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists of an operating lease within one of its facilities, resulting in approximately $27,000 of sublease income for the three months ended March 31, 2019.

The components of lease expense were as follows:

Three months ended March 31,	2019
Operating lease cost	$280,246

Finance lease cost:
Amortization of right-of-use assets	$3,166
Interest on lease liabilities	728
Total finance lease costs	$3,894

Three months ended March 31,	2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$103,004
Operating cash flows from finance leases	728
Financing cash flows from finance leases	2,939

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,785,444
Finance leases	31,386

Weighted Average Remaining Lease Term
Operating leases	11 years
Finance leases	4 years

Weighted Average Discount Rate
Operating leases	7.47%
Finance leases	6.86%
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the three months ended March 31, 2019)	$826,215	$10,998
2020	1,106,944	14,664
2021	891,346	14,664
2022	805,432	12,276
2023	697,277	7,500
Thereafter	5,555,117	—
Total future minimum lease payments	9,882,331	60,102
Less imputed interest	(3,546,134)	(8,128)
Total:	$6,336,197	$51,974

Supplemental balance sheet information related to leases was as follows:

Operating Leases as of March 31,	2019
Right of use asset	$6,035,660

Current portion of lease obligations	622,065
Long term portion of lease obligations	5,714,132
Total operating lease obligations	6,336,197

Financing Leases as of March 31,	2019
Property and Equipment, at cost	56,933
Accumulated depreciation	(5,295)
Property and Equipment, net	51,638

Other accounts payable and accrued expenses	11,445
Other long term liabilities	40,529
Total financing lease liabilities	$51,974
NOTE 3:    REVENUES
Revenue recognition:
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
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 90% and 94% of its revenue for the three-month period ended March 31, 2019 and 2018, respectively. Substantially all of the Company’s revenue in the Training and Simulation Division and the U.S. Power Systems Division is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, and overhead.
On March 31, 2019, the Company had $70.5 million of expected future revenue relating to performance obligations currently in progress, which it also refers to as total backlog. The Company expects to recognize approximately 68.1% its backlog as revenue in 2019, and the remaining 31.9% thereafter.

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
The aggregate impact of adjustments in contract estimates to net income (loss) is presented below:

	Three months ended March 31,
	2019		2018
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$146,278	$(30,419)	$71,440	$(119,778)
Revenue by Category. As of March 31, 2019 and 2018 the Company’s portfolio of products and services consisted of 476 and 500 active contracts, respectively.
Revenue by major product line was as follows:

	Three months ended March 31,
	2019	2018
Product Revenue
Air Warfare Simulation	$3,499,202	$5,032,659
Vehicle Simulation	7,080,941	5,463,998
Use-of-Force	2,457,177	3,260,049
Service Revenue
Warranty	952,295	801,158
Total Training and Simulation Division	$13,989,615	$14,557,864

Contract Manufacturing	$3,217,992	$4,164,324
Power Distribution and Generation	250,700	3,275,380
Batteries	2,382,475	4,146,112
Engineering Services and Other	937,857	1,104,829
Total Power Division	$6,789,024	$12,690,645
The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Type of Revenue	2019	2018
Sale of products	92.1%	96.4%
Maintenance and support agreements	4.6%	2.9%
Long term research and development contracts	3.3%	0.7%
Total	100%	100%

Revenue by contract type was as follows:

	Training and Simulation Division	Power Systems Division
Three months ended March 31, 2019
Fixed Price	$10,971,102	$6,169,657
Cost Reimbursement (Cost Plus)	1,349,345	431,050
Time and Materials	1,669,168	188,317
Total	$13,989,615	$6,789,024
Three months ended March 31, 2018
Fixed Price	$12,209,969	$12,072,168
Cost Reimbursement (Cost Plus)	1,338,951	388,749
Time and Materials	1,008,944	229,728
Total	$14,557,864	$12,690,645
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
Revenue by customer was as follows:

	Training and Simulation Division	Power Systems Division
Three months ended March 31, 2019
U.S. Government
Department of Defense (DoD)	$4,893,803	$441,033
Non-DoD	2,604,486	—
Foreign Military Sales (FMS)	642,269	—
Total U.S. Government	$8,140,559	$441,033

U.S. Commercial	$4,771,042	$3,167,221
Non-U.S. Government	241,553	291,965
Non-U.S. Commercial	836,462	2,888,805
Total Revenue	$13,989,615	$6,789,024
Three months ended March 31, 2018
U.S. Government
Department of Defense (DoD)	$3,432,193	$512,212
Non-DoD	2,738,807	—
Foreign Military Sales (FMS)	584,781	—
Total U.S. Government	$6,755,781	$512,212

U.S. Commercial	$6,028,998	$7,717,964
Non-U.S. Government	926,164	1,517,816
Non-U.S. Commercial	846,921	2,942,653
Total Revenue	$14,557,864	$12,690,645
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

	March 31, 2019			December 31, 2018
	Training and Simulation Division	Power Systems Division	Total	Training and Simulation Division	Power Systems Division	Total
Contract Assets - Current	$14,251,984	$8,067,984	$22,319,968	$10,358,679	$7,509,217	$17,867,896
Contract Liabilities - Current	(6,076,744)	(674,041)	(6,750,785)	(6,697,522)	(357,257)	(7,054,779)
Net Contract Assets and Liabilities:	$8,175,240	$7,393,943	$15,569,183	$3,661,157	$7,151,960	$10,813,117
The $4.8 million increase in the Company’s net contract assets (liabilities) from December 31, 2018 to March 31, 2019 was due to the timing of milestone payments on certain U.S. Government and commercial contracts.
During the three months ended March 31, 2019 and 2018, the Company recognized $2.8 million and $3.0 million, respectively, in revenue related to the Company’s contract liabilities.
The Company did not record any provisions for impairment of its contract assets during the three months ended March 31, 2019 and 2018.
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
As of March 31, 2019 and December 31, 2018, the Company’s trade receivables recorded in the consolidated balance sheets were $11.8 million and $16.3 million, respectively.  The Company had an immaterial provision for doubtful accounts at March 31, 2019 and December 31, 2018.  The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations, where a significant number of its contracts are typically a customized customer specific solution.
NOTE 4:    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. Cost is determined by the first in, first out (“FIFO”) method. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume and based on these evaluations, provisions are made in each period to write down inventory to its net realizable value.  For the three months ended March 31, 2019 and 2018 the Company wrote off approximately $41,600 and $154,000, respectively, of obsolete inventory, which has been included in the cost of revenues.
Inventories by component are as follows:

	March 31, 2019	December 31, 2018
Raw and packaging materials	$7,977,195	$7,912,883
Work in progress	1,054,467	1,626,960
Finished products	420,802	372,905
Total:	$9,452,464	$9,912,748
NOTE 5:    SEGMENT INFORMATION
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

b.    The following is information about reported segment revenues, income (losses) from operations, and total assets as of March 31, 2019 and 2018:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Three months ended March 31, 2019
Revenues from outside customers	$13,989,615	$6,789,024	$—	$20,778,639
Depreciation and amortization(1)	(187,830)	(675,490)	—	(863,320)
Direct expenses(2)	(11,695,059)	(8,261,927)	(906,020)	(20,863,006)
Segment operating income (loss)	$2,106,726	$(2,148,393)	$(906,020)	$(947,687)
Financial expense	(43,007)	(64,915)	(190,523)	(298,445)
Income tax expense	(50,000)	—	(110,881)	(160,881)
Net income (loss)	$2,013,719	$(2,213,308)	$(1,207,424)	$(1,407,013)
Segment assets(3)(4)	57,291,042	64,085,613	3,623,664	125,000,319
Additions to long-lived assets	532,251	403,337	319,995	1,255,583
Three months ended March 31, 2018
Revenues from outside customers	$14,557,864	$12,690,645	$—	$27,248,509
Depreciation, amortization and impairment expenses(1)	(200,360)	(796,042)	—	(996,402)
Direct expenses(2)	(11,872,231)	(12,273,712)	(1,050,353)	(25,196,296)
Segment operating income (loss)	$2,485,273	$(379,109)	$(1,050,353)	$1,055,811
Financial expense	(44,619)	15,465	(183,954)	(213,108)
Income tax expense	(19,801)	—	(227,313)	(247,114)
Net income (loss)	$2,420,853	$(363,644)	$(1,461,620)	$595,589
Segment assets(3)	51,690,905	60,995,921	3,119,613	115,806,439
Additions to long-lived assets	121,588	209,232	—	330,820

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)	Out of those amounts, goodwill in the Company’s Training and Simulation Division and Power Systems Division totaled $24,435,641 and $21,702,395, respectively, as of March 31, 2019 and 2018.

(4)	Out of those amounts, right-of-use assets for the Company’s Training and Simulation Division and Power Systems Division totaled $519,496 and $5,516,164, respectively, as of March 31, 2019.
NOTE 6:    FAIR VALUE MEASUREMENT
The carrying value of short term assets and liabilities in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, contract assets, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of March 31, 2019 and December 31, 2018, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximates the estimated fair values at March 31, 2019, based upon the Company’s ability to acquire similar debt at similar maturities.
NOTE 7:    BANK FINANCING
The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”), (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
On April 22, 2019, the Company entered into a new amendment to the Credit Agreement (the “Eighth Amendment”), effective March 31, 2019. Pursuant to the terms of the Eighth Amendment, the parties have incorporated, among other changes, amended definitions of fixed charge coverage ratios and leverage ratios for specific quarters in 2019, and the Company has been given a second revolving line (“Revolver B”) in the amount of $6,000,000, reducing to $3,000,000 at the end of 2019 and due to be paid in full by February 28, 2020.
The maturity of the Revolver B is February 28, 2020. The Revolver B maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.50%. At March 31, 2019 Revolver B was not available to the Company.
The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.50%. The effective interest rate for the revolver at March 31, 2019 was 5.50%. The balance at March 31, 2019 and December 31, 2018 was $9.7 million and $5.5 million, respectively.

The maturity of the Term Loan A is March 11, 2021.  Term Loan A maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of Term Loan A consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for the Term Loan at March 31, 2019 was 5.75%. The balance at March 31, 2019 and December 31, 2018 was $5.2 million and $5.7 million, respectively.
The maturities of Term Loans B and C are June 1, 2024 and maintain an interest rate on a scale identical to Term Loan A. The monthly payments on Term Loan B and Term Loan C are $7,212 and $5,660, respectively, in principal plus accrued interest, with balloon payments due on the maturity date. The effective interest rate for the Mortgage Loans at March 31, 2019 was 5.75%. The balance of both loans at March 31, 2019 and December 31, 2018 was $2.8 million and $2.8 million, respectively.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants. The Eighth Amendment to the credit facilities adjusted the financial covenant ratios for the Company’s reporting periods during fiscal year 2019. The amended Maximum Debt to EBITDA ratio is 3.75 to 1.00 for the period ended March 31, 2019, 5.50 to 1.00 for the period ended June 30, 2019, 6.25 to 1.00 for the period ended September 30, 2019, 4.00 to 1.00 for the period ended December 31, 2019 and 3.00 to 1.00 for periods ending after December 31, 2019. The amended Minimum Fixed Charge Coverage Ratio is 1.20 to 1.00 for the period ended March 31, 2019, 1.00 to 1.00 for the periods ended June 30, 2019 and September 30, 2019, and 1.20 to 1.00 for the periods ending after September 30, 2019. The Company was in compliance with its covenants at March 31, 2019.
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
Overview of Operating Performance and Backlog
Overall, our pre-tax loss for the three months ended March 31, 2019 was $(1.2) million on revenues of $20.8 million, compared to pre-tax profit of $843,000 on revenues of $27.2 million during the three months ended March 31, 2018. Our overall backlog at the end of the first quarter of 2019 totaled $70.5 million, compared to $64.8 million at the end of 2018.
In our Training and Simulation Division, revenues for the three months ended March 31, 2019 were $14.0 million, compared to $14.6 million during the three months ended March 31, 2018. As of March 31, 2019, our backlog for our Training and Simulation Division totaled $49.1 million, compared to $47.3 million at the end of 2018.
In our Power Systems Division, revenues for the three months ended March 31, 2019 were $6.8 million, compared to $12.7 million during the three months ended March 31, 2018. As of March 31, 2019, our backlog for our Power Systems Division totaled $21.5 million, compared to $17.6 million at the end of 2018.
The table below details the percentage of total recognized revenue by type of arrangement for the three months ended March 31, 2019 and 2018:

	Three months ended March 31,
Type of Revenue	2019	2018
Sale of products	92.1%	96.4%
Maintenance and support agreements	4.6%	2.9%
Long term research and development contracts	3.3%	0.7%
Total	100%	100%
Critical Accounting Policies
Please refer to our Form 10-K for the year ended December 31, 2018, for a discussion on our critical accounting policies and to Note 2 “Basis of Presentation” for an update to our critical accounting policies as of March 31, 2019.
Results of Operations
Three months ended March 31, 2019 compared to the three months ended March 31, 2018
Revenues. Revenues for the three months ended March 31, 2019 totaled $20.8 million compared to $27.2 million in the comparable period in 2018, a decrease of $(6.5) million or (23.7)%. In the first quarter of 2019, revenues were $14.0 million for the Training and Simulation Division as compared to $14.6 million in the first quarter of 2018, a decrease of $(568,000), or (3.9)%; revenues for the first quarter of 2019 in the Power Systems Division decreased by $(5.9) million, or (46.5)%, from $12.7 million in the first quarter of 2018 to $6.8 million in the first quarter of 2019, due primarily to the termination of our Amphibious Assault Vehicle program (“AAV”) by our customer Science Applications International Corporation (“SAIC”) as a result of the United States Marine Corps (“Marines”) termination for convenience with SAIC on October 3, 2018. In addition, there was a reduction in the manufacturing of certain batteries in our Israeli operations.
Cost of revenues. Cost of revenues totaled $15.0 million during the first quarter of 2019 as compared to $19.5 million in the first quarter of 2018, a decrease of $(4.6) million, or (23.4)%, consistent with lower sales in our Power Systems Division. Cost of revenues for the first quarter of 2019 was $8.6 million for the Training and Simulation Division as compared to $8.8 million in the first quarter of 2018, a decrease of $(200,000), or (2.1)%; and $6.3 million for the Power Systems Division in the first quarter of 2019 as compared to $10.7 million in the first quarter of 2018, a decrease of $(4.4) million, or (40.9)%, due primarily to the termination of the AAV contract in the fourth quarter of 2018, lower sales and the reduction in the manufacturing of certain batteries in our Israeli operations .
Research and development expenses. Research and development expenses totaled $1.1 million during the first quarter of 2019 as compared to $1.0 million for the first quarter of 2018, an increase of $37,000, or 3.6% relating to the timing of research and development projects.
Selling and marketing expenses. Selling and marketing expenses for the first quarter of 2019 were $2.2 million, compared to $1.9 million in the first quarter of 2018, an increase of $274,000, or 14.6%, due primarily to increased marketing efforts in our Power Systems Division.
General and administrative expenses. General and administrative expenses were $3.2 million for the comparative quarters.
Amortization of intangible assets. Amortization of intangible assets totaled $370,000 in the first quarter of 2019, compared to $515,000 in the first quarter of 2018, a decrease of $(145,000), or (28.1)%, due primarily to the higher amortization expense recognized in 2018 pertaining to shorter-lived intangible assets.
Other income (expense), net. Other expense in the first quarter of 2019 and 2018 was nil for the comparative periods.
Financial expense, net. Financial expense totaled $(298,000) in the first quarter of 2019, compared to financial expense of $(213,000) in the first quarter of 2018, an increase of $85,000, or 40.0%, due primarily to federal rate hikes that occurred during 2018.
Income taxes. We recorded $161,000 in tax expense in the first quarter of 2019, compared to $247,000 of tax expense in the first quarter of 2018, a decrease of $(86,000), or (34.9)%, due primarily to the reduction of the federal corporate income tax rate associated with the U.S. Tax Cuts and Jobs Act. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $108,000 and $228,000 in non-cash expenses in the first quarter of 2019 and 2018, respectively.
Net income (loss). Due to the factors cited above, we went from income of $596,000 in the first quarter of 2018 to a net loss of $(1.4) million in the first quarter of 2019, a decrease of $(2.0) million.
Liquidity and Capital Resources
As of March 31, 2019, we had $4.5 million in cash and $230,000 in restricted collateral deposits, as compared to December 31, 2018, when we had $4.2 million in cash and $223,000 in restricted collateral deposits. We also had $1.7 million in available, unused bank lines of credit with our main bank as of March 31, 2019, under a $15.0 million credit facility. On April 22, 2019 we have an additional $6.0 million available and unused bank line of credit under our Revolver B.
We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”), and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
On April 22, 2019, we entered into a new amendment to the Credit Agreement (the “Eighth Amendment”), effective March 31, 2019. Pursuant to the terms of the Eighth Amendment, the parties have incorporated, among other changes, amended definitions of fixed charge coverage ratios and leverage ratios for specific quarters in 2019, and we have been given a second revolving line (“Revolver B”) in the amount of $6,000,000, reducing to $3,000,000 at the end of 2019 and due to be paid in full by February 28, 2020.
The maturity of the Revolver B is February 28, 2020. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.50%. At March 31, 2019 Revolver B was not available to us.
The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the revolver at March 31, 2019 was 5.50%.
The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at March 31, 2019 was 5.75%.

We have two Mortgage Loans (Term Loans B and C). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at March 31, 2019 was 5.75%.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants. The Eighth Amendment to the credit facilities adjusted the financial covenant ratios for our reporting periods during fiscal year 2019. The amended Maximum Debt to EBITDA ratio is 3.75 to 1.00 for the period ended March 31, 2019, 5.50 to 1.00 for the period ended June 30, 2019, 6.25 to 1.00 for the period ended September 30, 2019, 4.00 to 1.00 for the period ended December 31, 2019 and 3.00 to 1.00 for periods ending after December 31, 2019. The amended Minimum Fixed Charge Coverage Ratio is 1.20 to 1.00 for the period ended March 31, 2019, 1.00 to 1.00 for the periods ended June 30, 2019 and September 30, 2019, and 1.20 to 1.00 for the periods ending after September 30, 2019. We were in compliance with our covenants at March 31, 2019.
The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.
We used available funds in the three months ended March 31, 2019 primarily for working capital needs and investment in fixed assets. Our net fixed assets amounted to $8.9 million at quarter end.
Net cash used in operating activities for the three months ended March 31, 2019 was $(2.2) million. Net cash provided by operating activities for the three months ended March 31, 2018 was $2.5 million, representing a net change year over year of $(4.7) million. The decrease in cash provided by operations is primarily attributable to $(1.9) million higher contract asset balance related to a long term contract that does not allow for milestone payments and a change from net income of $ 596,000 to a net loss of $(1.4) million primarily related to lower revenues associated with the termination of the AAV program on October 2, 2018.
Net cash used in investing activities for the three months ended March 31, 2019 was $(1.3) million. Net cash used in investing activities for the three months ended March 31, 2018 was $(331,000), representing a year over year change of $(925,000).
Net cash provided by (used in) financing activities for the three months ended March 31, 2019 and 2018 was $3.8 million and $513,000, respectively, representing an increase of $3.3 million. In 2019, we made payments on our term loans of $544,000 and increased our short-term borrowing on our line of credit by $4.2 million.
As of March 31, 2019, we had approximately $9.7 million in short-term bank debt under our credit facility and $8.2 million in long-term loans outstanding. This is in comparison to December 31, 2018, when we had $5.5 million in short-term bank debt under our credit facility and $8.6 million in long-term debt outstanding.
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
There have been no material changes to our exposures to market risk since December 31, 2018.
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

PART II
ITEM 6.    EXHIBITS.
The following documents are filed as exhibits to or furnished with this report:

Exhibit Number	Description
10.1	Eighth Amendment to Credit Agreement between the Registrant and JPMorgan Chase Bank, N.A. dated April 22, 2019	Incorporated by Reference
10.2	Amended and Restated Employment Agreement between the Registrant and Corporation and Dean M. Krutty effective as of April 23, 2019	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
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
Dated: May 9, 2019

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelli L. Kellar
	Name:	Kelli L. Kellar
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)