Form 10-Q
period 2019-06-30
AROTECH CORP
filed 2019-08-08
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED June 30, 2019.
Commission file number: 0-23336
AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The number of shares outstanding of the issuer’s common stock as of August 6, 2019 was 26,665,240.
SEC 1296 (05-19)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$3,732,159	$4,222,246
Restricted collateral deposits	154,058	222,712
Trade receivables, net	15,572,079	16,259,809
Contract assets	25,442,771	17,867,896
Other accounts receivable and prepaid expenses	3,628,432	5,989,263
Inventories, net	9,236,969	9,912,748
Total current assets	57,766,468	54,474,674
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,727,353	3,427,705
Other long term receivables	539,073	543,205
Property and equipment, net	9,398,550	8,914,247
Right of use asset	5,879,845	—
Other intangible assets, net	4,857,478	4,465,778
Goodwill	46,138,036	46,138,036
Total long term assets	70,540,335	63,488,971
Total assets	$128,306,803	$117,963,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,303,070	$6,442,919
Other accounts payable and accrued expenses	5,115,437	6,498,045
Current portion of lease obligations	634,005	—
Current portion of long term debt	2,397,206	2,204,653
Short term bank credit	12,052,008	5,500,416
Contract liabilities	6,430,106	7,054,779
Total current liabilities	33,931,832	27,700,812
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,509,731	4,125,675
Long term portion of lease obligations	5,551,511	—
Long term portion of debt	5,273,595	6,360,569
Deferred income tax liability	3,078,859	2,863,098
Other long term liabilities	43,817	137,774
Total long-term liabilities	18,457,513	13,487,116
Total liabilities	52,389,345	41,187,928
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of June 30, 2019 and December 31, 2018; Issued and outstanding: 26,665,240 shares and 26,486,152 shares as of June 30, 2019 and December 31, 2018, respectively	266,653	264,862
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of June 30, 2019 and December 31, 2018; No shares issued or outstanding as of June 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	251,638,418	251,551,001
Accumulated deficit	(177,512,794)	(176,498,057)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,433,235	2,365,965
Total stockholders’ equity	75,917,458	76,775,717
Total liabilities and stockholders’ equity	$128,306,803	$117,963,645
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(U.S. Dollars, except share data)

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Revenues	$44,045,203	$49,123,118	$23,266,564	$21,874,609

Cost of revenues	30,587,522	34,812,163	15,628,411	15,275,082
Research and development expenses	2,095,922	1,764,995	1,021,858	728,293
Selling and marketing expenses	4,343,461	3,809,461	2,190,904	1,931,388
General and administrative expenses	6,385,960	6,211,813	3,215,569	2,985,879
Amortization of intangible assets	650,865	906,742	280,662	391,831
Total operating costs and expenses	$44,063,730	$47,505,174	$22,337,404	$21,312,473

Operating income (loss)	(18,527)	1,617,944	929,160	562,136

Other income (expense), net	(9,091)	7,399	(9,077)	7,396
Financial expense, net	(669,857)	(522,887)	(371,426)	(309,779)
Total other expense	(678,948)	(515,488)	(380,503)	(302,383)
Income (loss) before income tax expense	(697,475)	1,102,456	548,657	259,753

Income tax expense	317,262	423,385	156,381	176,271
Net income (loss)	(1,014,737)	679,071	392,276	83,482

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	67,270	(79,262)	24,378	(55,002)
Comprehensive income (loss)	$(947,467)	$599,809	$416,654	$28,480

Income (loss) per share of common stock:
Basic net income (loss) per share	$(0.04)	$0.03	$0.01	$0.00
Diluted net income (loss) per share	$(0.04)	$0.03	$0.01	$0.00
Weighted average number of shares used in computing basic net income (loss) per share	26,522,553	26,457,133	26,551,466	26,432,094
Weighted average number of shares used in computing diluted net income (loss) per share	26,522,553	26,457,133	26,551,466	26,432,094
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Six months ended June 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,014,737)	$679,071
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,011,904	960,557
Amortization of intangible assets	650,865	906,742
Stock based compensation	202,129	190,269
Deferred tax provision	215,761	361,834
Changes in operating assets and liabilities:
Trade receivables	687,730	4,840,684
Contract assets	(7,574,875)	(384,226)
Other accounts receivable and prepaid expenses	2,670,634	(250,515)
Inventories	676,863	(1,157,602)
Severance pay, net	110,288	(26,425)
Trade payables	860,165	(719,743)
Other accounts payable and accrued expenses	(1,466,402)	(2,022,522)
Contract liabilities	(624,673)	270,362
Net cash (used in) provided by operating activities	$(3,594,348)	$3,648,486
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(1,496,207)	$(652,156)
Additions to capitalized software	(1,042,565)	(244,324)
Net cash used in investing activities	$(2,538,772)	$(896,480)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	220,264	—
Repayment of long term debt	(1,114,685)	(1,129,505)
Other financing activities	(118,649)	(54,155)
Change in short term bank credit	6,551,592	478,936
Net cash provided by (used in) financing activities	$5,538,522	$(704,724)
(DECREASE) INCREASE IN CASH, RESTRICTED CASH, AND CASH EQUIVALENTS	$(594,598)	$2,047,282
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	$35,857	$132,419
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$4,444,958	$5,488,754
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$3,886,217	$7,668,455
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars)

	Common stock		Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income	Total stockholders’ equity
	Shares	Amount
Balance as of January 1, 2019	26,486,152	$264,862	$251,551,001	$(176,498,057)	$(908,054)	$2,365,965	$76,775,717
Stock based compensation	—	—	202,129	—	—	—	202,129
Restricted stock issued	71,780	718	(718)	—	—	—	—
Restricted stock units vested, net of taxes	112,775	1,128	(114,049)	—	—	—	(112,921)
Restricted stock forfeitures	(5,467)	(55)	55	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	67,270	67,270
Net Loss	—	—	—	(1,014,737)	—	—	(1,014,737)
Balance as of June 30, 2019	26,665,240	$266,653	$251,638,418	$(177,512,794)	$(908,054)	$2,433,235	$75,917,458

Balance as of April 1, 2019	26,617,460	$266,175	$251,572,736	$(177,905,070)	$(908,054)	$2,408,857	$75,434,644
Stock based compensation	—	—	66,160	—	—	—	66,160
Restricted stock issued	47,780	478	(478)	—	—	—	—
Restricted stock units vested, net of taxes	—	—	—	—	—	—	—
Restricted stock forfeitures	—	—	—	—	—	—	—
Foreign currency translation adjustment	—	—	—	—	—	24,378	24,378
Net Income	—	—	—	392,276	—	—	392,276
Balance as of June 30, 2019	26,665,240	$266,653	$251,638,418	$(177,512,794)	$(908,054)	$2,433,235	$75,917,458

Balance as of January 1, 2018	26,395,048	$263,951	$250,826,873	$(181,568,757)	$(908,054)	$2,479,205	$71,093,218
Stock based compensation			190,269				190,269
Restricted stock issued	86,900	869	(869)				—
Restricted stock units vested, net of taxes	50,247	502	(54,657)				(54,155)
Restricted stock forfeitures	(46,043)	(460)	460				—
Foreign currency translation adjustment						(79,262)	(79,262)
Net Income				679,071			679,071
Balance as of June 30, 2018	26,486,152	$264,862	$250,962,076	$(180,889,686)	$(908,054)	$2,399,943	$71,829,141

Balance as of April 1, 2018	26,452,462	$264,525	$250,880,639	$(180,973,168)	$(908,054)	$2,454,945	$71,718,887
Stock based compensation			81,774				81,774
Restricted stock issued	45,900	459	(459)				—
Restricted stock units vested, net of taxes	500	5	(5)				—
Restricted stock forfeitures	(12,710)	(127)	127				—
Foreign currency translation adjustment						(55,002)	(55,002)
Net Income				83,482			83,482
Balance as of June 30, 2018	26,486,152	$264,862	$250,962,076	$(180,889,686)	$(908,054)	$2,399,943	$71,829,141
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
b.    Basis of Presentation:
The Company prepared the accompanying unaudited condensed consolidated financial statements of Arotech Corporation and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as its annual audited financial statements. The Company condensed or omitted certain information and footnote disclosures normally included in its annual audited financial statements, which it prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. The Company’s quarterly financial statements should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at June 30, 2019, its operating results for the three and six months ended June 30, 2019 and 2018, its cash flows for the six months ended June 30, 2019 and 2018, and its statement of stockholders’ equity for the three and six months ended June 30, 2019 and 2018.
The results of operations for the three and six months ended June 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2019.
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
d.    Commitments and contingencies:
The Company is involved in litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.  In addition, the Company believes that adequate provisions for resolution of all contingencies have been made for probable losses that are reasonably estimable. These contingencies are subject to uncertainties, and, as a result, the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that these contingencies will have a material adverse effect on the Company’s balance sheets, statements of operations and comprehensive income or statements of cash flows for the three and six months ended June 30, 2019.
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
f.    Government Termination for Convenience:
On October 3, 2018, the Company’s U.S. Power Systems Division subsidiary was informed by its customer, SAIC, that the United States Marine Corps (“USMC”) had discontinued its efforts to upgrade the Assault Amphibious Vehicle (“AAV”) fleet that was undergoing survivability and electrical upgrades under a prime contract with Science Applications International Corporation (“SAIC”). As a result of this termination for the USMC’s convenience, the Company presented its costs related to this program for reimbursement by SAIC and the USMC in December 2018. The amounts of and time frame for resolution have not yet been determined.

In July 2019, we received a $2.0 million partial payment towards the AAV program costs.

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
Leases:
The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight line basis over the lease term. Operating leases are included in operating lease ROU asset, current portion of lease obligations and long term portion of lease obligations on its Condensed Consolidated Balance Sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on its Condensed Consolidated Balance Sheet. As of June 30, 2019, the Company does not have any non-cancelable operating lease commitments that have not yet commenced.
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
The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists of an operating lease within one of its facilities, resulting in approximately $25,000 and $52,000 of sublease income for the three and six months ended June 30, 2019.
The components of lease expense were as follows:

	Six months ended June 30,	Three months ended June 30,
	2019	2019
Operating lease cost	$560,492	$280,246

Finance lease cost:
Amortization of right-of-use assets	$6,332	$3,166
Interest on lease liabilities	1,604	876
Total finance lease costs	$7,936	$4,042

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,785,444	$—
Finance leases	31,386	—
Supplemental balance sheet information related to leases was as follows:

June 30, 2019
Operating Leases:
Right of use asset	$5,879,845

Current portion of lease obligations	634,005
Long term portion of lease obligations	5,551,511
Total operating lease obligations	6,185,516

Financing Leases:
Property and Equipment, at cost	56,933
Accumulated depreciation	(6,332)
Property and Equipment, net	50,601

Other accounts payable and accrued expenses	11,638
Other long term liabilities	37,546
Total financing lease liabilities	$49,184

Weighted Average Remaining Lease Term
Operating leases	11 years
Finance leases	4 years

Weighted Average Discount Rate
Operating leases	7.47%
Finance leases	6.86%

Supplemental Cash Flows information related to leases was as follows:

Six months ended June 30,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$378,086
Operating cash flows from finance leases	1,604
Financing cash flows from finance leases	5,728
The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the six months ended June 30, 2019)	$551,123	$7,332
2020	1,106,961	14,664
2021	891,447	14,664
2022	805,503	12,276
2023	697,277	7,500
Thereafter	5,555,115	—
Total future minimum lease payments	9,607,426	56,436
Less imputed interest	(3,421,910)	(7,252)
Total:	$6,185,516	$49,184
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
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606. A contract’s transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. The majority of the Company’s contracts with customers are accounted for as one performance obligation, as the majority of tasks and services is part of a single project or capability. As these contracts are typically a customized customer-specific solution, the Company uses the expected cost plus margin approach to estimate the standalone selling price of each performance obligation.  For contracts with multiple performance obligations, the Company allocates the contract’s transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.
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

The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 91% and 93% of its revenue for the six months ended June 30, 2019 and 2018, respectively. Revenue from products and services transferred to customers over time accounted for 91% and 92% of its revenue for the three months ended June 30, 2019 and 2018, respectively. Substantially all of the Company’s revenue in the Training and Simulation Division and the U.S. Power Systems Division is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, and overhead.
As of June 30, 2019, the Company had $70.3 million of expected future revenue relating to performance obligations that that are currently under contract, which it also refers to as total backlog. The Company expects to recognize approximately 58.4% of its backlog as revenue in 2019, and the remaining 41.6% thereafter.
Contract Estimates. Accounting for long-term contracts and programs involves the use of various techniques to estimate total contract revenue and costs. For long-term contracts, the Company estimates the profit on a contract as the difference between the total estimated revenue and expected costs to complete a contract and recognizes that profit over the life of the contract.
Contract estimates are based on various assumptions to project the outcome of future events that can exceed a year. These assumptions include labor productivity and availability; the complexity of the work to be performed; the cost and availability of materials; the performance of subcontractors; and the availability and timing of funding from the customer.
As a significant change in one or more of these estimates could affect the profitability of its contracts, the Company reviews and updates its contract-related estimates quarterly. The Company recognizes adjustments in estimated profit on contracts under the cumulative catch-up method. Under this method, the impact of the adjustment on profit recorded to date is recognized in the period the adjustment is identified. Revenue and profit in future periods of contract performance is recognized using the adjusted estimate. If at any time the estimate of contract profitability indicates an anticipated loss on the contract, the Company recognizes the total loss in the quarter in which it is identified.
The aggregate impact of adjustments in contract estimates to net income (loss) is presented below:

	Six months ended June 30,
	2019		2018
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$690,376	$233,950	$588,596	$(242,866)

	Three months ended June 30,
	2019		2018
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$544,098	$264,369	$517,156	$(123,088)

Revenue by Category. As of June 30, 2019 and 2018 the Company’s portfolio of products and services consisted of 495 and 498 active contracts, respectively.
Revenue by major product line was as follows:

	Six months ended June 30,		Three months ended June 30,
	2019	2018	2019	2018
Product Revenue
Air Warfare Simulation	$7,106,471	$9,657,370	$3,607,269	$4,624,711
Vehicle Simulation	14,847,871	10,999,632	7,766,930	5,535,633
Use-of-Force	5,397,384	6,545,553	2,940,207	3,285,505
Service Revenue
Warranty	2,007,064	1,707,695	1,054,769	906,537
Total Training and Simulation Division	$29,358,790	$28,910,250	$15,369,175	$14,352,386

Contract Manufacturing	$6,844,198	$7,030,011	$3,626,206	$2,865,685
Power Distribution and Generation	330,785	4,281,921	80,085	1,006,541
Batteries	4,533,738	6,649,514	2,151,263	2,503,403
Engineering Services and Other	2,977,692	2,251,422	2,039,835	1,146,594
Total Power Division	$14,686,413	$20,212,868	$7,897,389	$7,522,223
The table below details the percentage of total recognized revenue by type of arrangement for the six and three months ended June 30, 2019 and 2018:

	Six months ended June 30,		Three months ended June 30,
Type of Revenue	2019	2018	2019	2018
Sale of products	92.3%	95.3%	92.5%	92.2%
Maintenance and support agreements	4.6%	3.4%	4.5%	4.1%
Long term research and development contracts	3.1%	1.3%	3.0%	3.7%
Total	100%	100%	100%	100%

Revenue by contract type was as follows:

	Training and Simulation Division	Power Systems Division
Six months ended June 30, 2019
Fixed Price	$23,554,301	$13,890,756
Cost Reimbursement (Cost Plus)	2,777,113	433,581
Time and Materials	3,027,376	362,076
Total	$29,358,790	$14,686,413
Six months ended June 30, 2018
Fixed Price	$24,026,993	$18,434,482
Cost Reimbursement (Cost Plus)	2,609,275	1,254,891
Time and Materials	2,273,982	523,495
Total	$28,910,250	$20,212,868
Three months ended June 30, 2019
Fixed Price	$12,583,199	$7,721,099
Cost Reimbursement (Cost Plus)	1,427,768	2,531
Time and Materials	1,358,208	173,759
Total	$15,369,175	$7,897,389
Three months ended June 30, 2018
Fixed Price	$11,817,023	$6,362,314
Cost Reimbursement (Cost Plus)	1,270,325	866,142
Time and Materials	1,265,038	293,767
Total	$14,352,386	$7,522,223
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

Revenue by customer was as follows:

	Training and Simulation Division	Power Systems Division
Six months ended June 30, 2019
U.S. Government
Department of Defense (DoD)	$9,614,371	$479,994
Non-DoD	6,388,309	—
Foreign Military Sales (FMS)	1,580,495	—
Total U.S. Government	$17,583,175	$479,994

U.S. Commercial	$10,008,874	$6,982,356
Non-U.S. Government	467,988	457,974
Non-U.S. Commercial	1,298,753	6,766,089
Total Revenue	$29,358,790	$14,686,413
Six months ended June 30, 2018
U.S. Government
Department of Defense (DoD)	$7,646,854	$1,342,356
Non-DoD	4,382,879	—
Foreign Military Sales (FMS)	1,713,399	—
Total U.S. Government	13,743,132	1,342,356

U.S. Commercial	$11,802,062	$11,489,572
Non-U.S. Government	1,392,449	1,823,167
Non-U.S. Commercial	1,972,607	5,557,773
Total Revenue	$28,910,250	$20,212,868
Three months ended June 30, 2019
U.S. Government
Department of Defense (DoD)	$4,720,568	$38,961
Non-DoD	3,783,823	—
Foreign Military Sales (FMS)	938,226	—
Total U.S. Government	$9,442,617	$38,961

U.S. Commercial	$5,237,832	$3,815,135
Non-U.S. Government	226,435	166,009
Non-U.S. Commercial	462,291	3,877,284
Total Revenue	$15,369,175	$7,897,389
Three months ended June 30, 2018
U.S. Government
Department of Defense (DoD)	$4,214,661	$830,144
Non-DoD	1,644,072	—
Foreign Military Sales (FMS)	1,128,618	—
Total U.S. Government	$6,987,351	$830,144

U.S. Commercial	$5,773,064	$3,771,608
Non-U.S. Government	466,285	305,348
Non-U.S. Commercial	1,125,686	2,615,123
Total Revenue	$14,352,386	$7,522,223
Contract Balances. The timing of revenue recognition, billings and cash collections results in billed accounts receivable, unbilled receivables (contract assets), and customer advances and deposits (contract liabilities) on the Consolidated Balance Sheet. The majority of the Company’s contract amounts is billed as work progresses in accordance with agreed-upon contractual terms, either at periodic intervals (e.g., biweekly or monthly) or upon achievement of contractual milestones. Billing sometimes occurs subsequent to revenue recognition, resulting in contract assets. However, the Company sometimes receives advances or deposits from its customers, particularly on its international contracts, before revenue is recognized, resulting in contract liabilities. These contract liabilities also include deferred warranty revenues from our Training and Simulation Division. These assets and liabilities are reported on the Consolidated Balance Sheet on a contract-by-contract basis at the end of each reporting period.

	June 30, 2019			December 31, 2018
	Training and Simulation Division	Power Systems Division	Total	Training and Simulation Division	Power Systems Division	Total
Contract Assets - Current	$16,472,090	$8,970,681	$25,442,771	$10,358,679	$7,509,217	$17,867,896
Contract Liabilities - Current	(6,188,910)	(241,196)	(6,430,106)	(6,697,522)	(357,257)	(7,054,779)
Net Contract Assets and Liabilities:	$10,283,180	$8,729,485	$19,012,665	$3,661,157	$7,151,960	$10,813,117
The $8.2 million increase in the Company’s net contract assets (liabilities) from December 31, 2018 to June 30, 2019 was due to the timing of milestone payments on certain U.S. Government and commercial contracts.
During the six months ended June 30, 2019 and 2018, the Company recognized $3.9 million and $3.8 million, respectively, in revenue related to the Company’s contract liabilities.
The Company did not record any provisions for impairment of its contract assets during the six months ended June 30, 2019 and 2018.
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
As of June 30, 2019 and December 31, 2018, the Company’s trade receivables recorded in the consolidated balance sheets were $15.6 million and $16.3 million, respectively.  The Company had an immaterial provision for doubtful accounts at June 30, 2019 and December 31, 2018.  The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations, where a significant number of its contracts are typically a customized customer specific solution.
NOTE 4:    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume and based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. For the six months ended June 30, 2019 and 2018 the Company wrote off approximately $67,363 and $218,000, respectively, of obsolete inventory, which has been included in the cost of revenues.
Inventories by component are as follows:

	June 30, 2019	December 31, 2018
Raw and packaging materials	$7,654,479	$7,912,883
Work in progress	1,163,272	1,626,960
Finished products	419,218	372,905
Total:	$9,236,969	$9,912,748
NOTE 5:    SEGMENT INFORMATION
The Company and its subsidiaries operate in two business segments. The two segments are also treated by the Company as reporting units for goodwill impairment evaluation purposes. The goodwill amounts associated with the Training and Simulation Division and the Power Systems Division were determined and valued when the specific businesses were purchased. The Company and its subsidiaries operate in two continuing business segments and follow the requirements of ASC 280-10.
The Company’s reportable segments have been determined in accordance with the Company’s internal management structure, which is organized based on operating activities. The accounting policies of the reportable segments are the same as those used by the Company in the preparation of its annual financial statements. The Company evaluates performance based on two primary factors, one of which is the segment’s operating income and the other of which is the segment’s contribution to the Company’s future strategic growth.

The following is information about reported segment revenues, income (losses) from operations, and total assets as of June 30, 2019 and 2018:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Six months ended June 30, 2019
Revenues from outside customers	$29,358,790	$14,686,413	$—	$44,045,203
Depreciation and amortization(1)	(382,464)	(1,280,305)	—	(1,662,769)
Direct expenses(2)	(23,897,563)	(16,552,108)	(1,951,290)	(42,400,961)
Segment operating income (loss)	$5,078,763	$(3,146,000)	$(1,951,290)	$(18,527)
Total other expense	(119,373)	(131,237)	(428,338)	(678,948)
Income tax expense	(94,600)	—	(222,662)	(317,262)
Net income (loss)	$4,864,790	$(3,277,237)	$(2,602,290)	$(1,014,737)
Segment assets(3)(4)	$60,569,922	$63,956,333	$3,780,548	$128,306,803
Additions to long-lived assets	$918,890	$1,293,125	$326,757	$2,538,772
Six months ended June 30, 2018
Revenues from outside customers	$28,910,250	$20,212,868	$—	$49,123,118
Depreciation and amortization(1)	(397,140)	(1,470,159)	—	(1,867,299)
Direct expenses(2)	(22,844,511)	(20,928,851)	(1,864,513)	(45,637,875)
Segment operating income (loss)	$5,668,599	$(2,186,142)	$(1,864,513)	$1,617,944
Total other expense	(132,145)	(2,826)	(380,517)	(515,488)
Income tax expense	(61,551)	—	(361,834)	(423,385)
Net income (loss)	$5,474,903	$(2,188,968)	$(2,606,864)	$679,071
Segment assets(3)	$52,169,769	$58,798,604	$3,404,904	$114,373,277
Additions to long-lived assets	$469,436	$427,044	$—	$896,480
Three months ended June 30, 2019
Revenues from outside customers	$15,369,175	$7,897,389	$—	$23,266,564
Depreciation and amortization(1)	(194,634)	(604,815)	—	(799,449)
Direct expenses(2)	(12,202,504)	(8,290,181)	(1,045,270)	(21,537,955)
Segment operating income (loss)	2,972,037	(997,607)	(1,045,270)	929,160
Total other expense	(76,366)	(66,322)	(237,815)	(380,503)
Income tax expense	(44,600)	—	(111,781)	(156,381)
Net income (loss)	$2,851,071	$(1,063,929)	$(1,394,866)	$392,276
Three months ended June 30, 2018
Revenues from outside customers	$14,352,386	$7,522,223	$—	$21,874,609
Depreciation, amortization and impairment expenses(1)	(196,780)	(674,117)	—	(870,897)
Direct expenses(2)	(10,966,284)	(8,661,132)	(814,160)	(20,441,576)
Segment operating income (loss)	$3,189,322	$(1,813,026)	$(814,160)	$562,136
Total other expense	(93,522)	(12,298)	(196,563)	(302,383)
Income tax expense	(41,750)	—	(134,521)	(176,271)
Net income (loss)	$3,054,050	$(1,825,324)	$(1,145,244)	$83,482

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)	Out of those amounts, goodwill in the Company’s Training and Simulation Division and Power Systems Division totaled $24,435,641 and $21,702,395, respectively, as of June 30, 2019 and 2018.

(4)	Out of those amounts, right-of-use assets for the Company’s Training and Simulation Division and Power Systems Division totaled $456,373 and $5,423,472, respectively, as of June 30, 2019.
NOTE 6:    FAIR VALUE MEASUREMENT
The carrying values of short term assets and liabilities in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, contract assets, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of June 30, 2019 and December 31, 2018, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximate the estimated fair values at June 30, 2019, based upon the Company’s ability to acquire similar debt at similar maturities.
NOTE 7:    BANK FINANCING
The Company maintains credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving credit facility (“Revolver”), (ii) a $6,000,000 revolving credit facility (“Revolver B”), (iii) a $10,000,000 Term Loan (“Term Loan A”), (iv) a $1,730,895 Mortgage Loan (“Term Loan B”), (v) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
On July 24, 2019, we entered into a new amendment to the Credit Agreement (the “Ninth Amendment”), effective June 30, 2019. Pursuant to the terms of the Ninth Amendment, the parties have incorporated, among other changes, amended definitions of eligible unbilled accounts associated with certain long term contracts and borrowing base.
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
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants. The Eighth Amendment to the credit facilities adjusted the financial covenant ratios for the Company’s reporting periods during fiscal year 2019. The amended Maximum Debt to EBITDA ratio of 3.75 to 1.00 for the period ended March 31, 2019, 5.50 to 1.00 for the period ended June 30, 2019, 6.25 to 1.00 for the period ended September 30, 2019, 4.00 to 1.00 for the period ended December 31, 2019 and 3.00 to 1.00 for periods ending after December 31, 2019. The amended Minimum Fixed Charge Coverage Ratio is 1.20 to 1.00 for the period ended March 31, 2019, 1.00 to 1.00 for the periods ended June 30, 2019 and September 30, 2019, and 1.20 to 1.00 for the periods ending after September 30, 2019. The Company was in compliance with its covenants at June 30, 2019.
The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.
A summary of our debt, including our debt under the Credit Agreement, is as follows:

			June 30, 2019
	Maturity	Effective Interest Rate	Current	Long Term
Debt:
Revolver	March 11, 2021	6.25%	$9,052,008	$—
Revolver B	February 28, 2020	6.00%	3,000,000	—
Term Loan A	March 11, 2021	6.50%	2,166,667	2,489,625
Term Loan B & C	June 1, 2024	6.50%	154,464	2,612,631
Other Debt (1)			76,075	171,339
Total Debt			$14,449,214	$5,273,595

(1)	Other Debt includes various debt instruments that have maturities that range from July 22, 2019 to March 20, 2024 with varying interest rates between 2.75% and 3.6%.

			December 31, 2018
	Maturity	Effective Interest Rate	Current	Long Term
Debt:
Revolver	March 11, 2021	5.50%	$5,500,416	$—
Term Loan A	March 11, 2021	5.75%	2,000,000	3,656,291
Term Loan B & C	June 1, 2024	5.75%	154,464	2,689,863
Other Debt (1)			50,189	14,415
Total Debt			$7,705,069	$6,360,569

(1)	Other Debt includes various debt instruments that have maturities that range from February 3, 2019 to June 28, 2020 with an interest rate of 3.6%.

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
Overview of Operating Performance and Backlog
Overall, our pre-tax loss for the six months ended June 30, 2019 was $(697,000) on revenues of $44.0 million compared to pre-tax profit of $1.1 million on revenues of $49.1 million during the six months ended June 30, 2018. Our overall backlog at the end of the second quarter of 2019 totaled $70.3 million, compared to $64.8 million at the end of the second quarter of 2018.
In our Training and Simulation Division, revenues for the six months ended June 30, 2019 were $29.4 million compared to $28.9 million during the six months ended June 30, 2018. As of June 30, 2019, our backlog for our Training and Simulation Division totaled $49.2 million, compared to $47.3 million as of December 31, 2018.
In our Power Systems Division, revenues for the six months ended June 30, 2019 were $14.7 million compared to $20.2 million during the six months ended June 30, 2018. As of June 30, 2019, our backlog for our Power Systems Division totaled $21.2 million, compared to $17.6 million at the end of as of December 31, 2018.
The table below details the percentage of total recognized revenue by type of arrangement for the six and three months ended June 30, 2019 and 2018:

	Six months ended June 30,		Three months ended June 30,
Type of Revenue	2019	2018	2019	2018
Sale of products	92.3%	95.3%	92.5%	92.2%
Maintenance and support agreements	4.6%	3.4%	4.5%	4.1%
Long term research and development contracts	3.1%	1.3%	3.0%	3.7%
Total	100%	100%	100%	100%
Critical Accounting Policies
Please refer to our Form 10-K for the year ended December 31, 2018, for a discussion on our critical accounting policies and to Note 2 “Basis of Presentation” for an update to our critical accounting policies as of June 30, 2019.
Results of Operations
Three months ended June 30, 2019 compared to the three months ended June 30, 2018
Revenues. Revenues for the three months ended June 30, 2019 totaled $23.3 million compared to $21.9 million in the comparable period in 2018, an increase of $1.4 million or 6.4%, due to higher revenues in our Training and Simulation Division and our Power Systems Division. In the second quarter of 2019, revenues were $15.4 million for the Training and Simulation Division as compared to

$14.4 million in the second quarter of 2018, an increase of $1.0 million, or 7.1% driven by its larger military contracts. Revenues for the second quarter of 2019 in the Power Systems Division increased by $375,000, or 5.0%, from $7.5 million in the second quarter of 2018 to $7.9 million in the second quarter of 2019, due primarily to increased revenue in our Israeli operations related to increased battery and charger sales offset by lower revenue in our U.S. subsidiary due to the termination of our Amphibious Assault Vehicle program (“AAV”) by our customer Science Applications International Corporation (“SAIC”) as a result of the United States Marine Corps (“Marines”) termination for convenience with SAIC on October 3, 2018.
Cost of revenues. Cost of revenues totaled $15.6 million during the second quarter of 2019 as compared to $15.3 million in the second quarter of 2018, an increase of $300,000, or 2.2%, consistent with our increased sales. Cost of revenues for the second quarter of 2019 was $8.9 million for the Training and Simulation Division as compared to $8.0 million in the second quarter of 2018, an increase of $900,000, or 11.4% primarily due to the increase in revenue; and $6.7 million for the Power Systems Division in the second quarter of 2019 as compared to $7.3 million in the second quarter of 2018, a decrease of $600,000, or 7.7%, primarily due to lower revenues in the second quarter of 2019 related to the termination of the AAV contract in the fourth quarter of 2018, partially offset by an increase in the manufacturing of certain batteries in our Israeli operations.
Research and development expenses. Research and development expenses totaled $1.0 million during the second quarter of 2019 as compared to $728,000 for the second quarter of 2018, an increase of $294,000, or 40.3%, relating to the timing of research and development projects.
Selling and marketing expenses. Selling and marketing expenses for the second quarter of 2019 were $2.2 million, compared to $1.9 million in the second quarter of 2018, an increase of $260,000, or 13.4%, due primarily to increased marketing efforts in our Power Systems Division.
General and administrative expenses. General and administrative expenses for the second quarter of 2019 were $3.2 million, compared to $3.0 million for the second quarter of 2018, an increase of $230,000, or 7.7%, due to costs associated with a new enterprise resource planning system (“ERP”) undergoing implementation.
Amortization of intangible assets. Amortization of intangible assets totaled $281,000 in the second quarter of 2019, compared to $392,000 in the second quarter of 2018, a decrease of $111,000, or 28.4%, due primarily to the higher amortization expense recognized in 2018 pertaining to shorter-lived intangible assets.
Other income (expense), net. Other expense in the second quarter of 2019 was $(9,000) compared to income of $7,000 for the second quarter of 2018, an increase of $16,000 in expense.
Financial expense, net. Financial expense totaled $371,000 in the second quarter of 2019, compared to financial expense of $310,000 in the second quarter of 2018, an increase of $62,000, or 19.9%, due primarily to higher draws on our lines of credit.
Income taxes. We recorded $156,000 in tax expense in the second quarter of 2019, compared to $176,000 of tax expense in the second quarter of 2018, a decrease of $20,000, or 11.3%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $108,000 and $135,000 in non-cash expenses in the second quarter of 2019 and 2018, respectively.
Net income. Due to the factors cited above, we went from income of $83,000 in the second quarter of 2018 to income of $392,000 in the second quarter of 2019, an increase of $309,000.
Six months ended June 30, 2019 compared to the six months ended June 30, 2018
Revenues. Revenues for the six months ended June 30, 2019 totaled $44.0 million as compared to $49.1 million in the comparable period in 2018, a decrease of $5.1 million or 10.3%. In the first six months of 2019, revenues were $29.4 million for the Training and Simulation Division as compared to $28.9 million in the first six months of 2018, an increase of $449,000, or 1.6%, primarily due to increased sales. Revenues for the first six months of 2019 in the Power Systems Division decreased by $5.5 million, or 27.3%, from $20.2 million in the first six months of 2018 to $14.7 million in the first six months of 2019, due primarily to the termination of our AAV program by our customer SAIC as a result of the Marines termination for convenience with SAIC on October 3, 2018 and the decline in battery orders from the Israel Defense Forces.
Cost of revenues. Cost of revenues totaled $30.6 million during the first six months of 2019 as compared to $34.8 million in the first six months 2018, a decrease of $4.2 million, or 12.1%, consistent with lower sales in our Power Systems Division. Cost of revenues for the first six months of 2019 were $17.5 million for the Training and Simulation Division as compared to $16.8 million in the first six months of 2018, an increase of $725,000, or 4.3% , primarily due to the increase in revenue; and $13.0 million for the Power Systems Division in the first six months of 2019 as compared to $18.0 million in the first six months of 2018, a decrease of $5.0 million, or 27.5%, due to lower sales primarily related to the termination of the AAV contract in the fourth quarter of 2018.
Research and development expenses. Research and development expenses totaled $2.1 million during the first six months of 2019 as compared to $1.8 million for the first six months of 2018, an increase of $331.000, or 18.7%, due to the timing of research and development projects.

Selling and marketing expenses. Selling and marketing expenses for the first six months of 2019 were $4.3 million, compared to $3.8 million in the first six months of 2018, an increase of $534,000, or 14.0%, due primarily to increased marketing efforts in our Power Systems Division.
General and administrative expenses. General and administrative expenses were $6.4 million for the first six months of 2019, compared to $6.2 million for the first six months of 2018, an increase of $174,000, primarily due to costs associated with a new ERP system undergoing implementation.
Amortization of intangible assets. Amortization of intangible assets totaled $651,000 in the first six months of 2019, compared to $907,000 in the first six months of 2018, a decrease of $256,000, or 28.2%, due primarily to the higher amortization expense recognized in 2018 pertaining to shorter-lived intangible assets.
Other income (expense), net. Other expense totaled $(9,000) the first six months 2019, compared to income of $7,000 the first six months of 2018, an increase of expense of $16,000.
Financial expense, net. Financial expense totaled $670,000 in the second quarter of 2019, compared to financial expense of $523,000 in the first six months of 2018, an increase of $147,000, or 28.1%, primarily due to higher utilization of the lines of credit in 2019.
Income taxes. We recorded $317,000 in tax expense in the first six months 2019, compared to $423,000 of tax expense in the first six months 2019, a decrease of $106,000, or 25.1%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $216,000 and $362,000 in non-cash expenses in the first six months of 2019 and 2018, respectively.
Net income (loss). Due to the factors cited above, we went from income of $679,000 in the first six months of 2018 to a net loss of $(1.0) million in the first six months 2019, a decrease of $1.7 million.
Liquidity and Capital Resources
On July 24, 2019, we entered into a new amendment to the Credit Agreement (the “Ninth Amendment”), effective June 30, 2019. Pursuant to the terms of the Ninth Amendment, the parties have incorporated, among other changes, amended definitions of eligible unbilled accounts associated with certain long term contracts and borrowing base.
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
We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving line (“Revolver”) and a second revolving line (“Revolver B”) in the amount of $6,000,000, reducing to $3,000,000 at the end of 2019 and due to be paid in full by February 28, 2020, (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”), and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.”
As of June 30, 2019, we had $3.7 million in cash and $154,000 in restricted collateral deposits, as compared to December 31, 2018, when we had $4.2 million in cash and $223,000 in restricted collateral deposits. We also had $5.9 million in available, unused bank lines of credit with our main bank as of June 30, 2019, under a $15.0 million credit facility. In addition, we had $3.0 million in available, unused bank credit as of June 30, 2019 under a $6.0 million line of credit under Revolver B.
The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the Revolver at June 30, 2019 was 6.25%.
The maturity of the Revolver B is February 28, 2020. The Revolver B maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.50%. The effective interest rate for the Revolver B at June 30, 2019 was 6.00%.
The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at June 30, 2019 was 6.50%.
We have two Mortgage Loans (Term Loans B and C). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at June 30, 2019 was 6.50%.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants. The Eighth Amendment to the credit facilities adjusted the financial covenant ratios for the Company’s reporting periods during fiscal year 2019. The amended Maximum Debt to EBITDA ratio of 3.75 to 1.00 for the period ended March 31, 2019, 5.50 to 1.00 for the period ended June 30, 2019, 6.25 to 1.00 for the period ended September 30, 2019, 4.00 to 1.00 for the period ended December 31, 2019 and 3.00 to 1.00 for periods ending after December 31, 2019. The amended

Minimum Fixed Charge Coverage Ratio is 1.20 to 1.00 for the period ended March 31, 2019, 1.00 to 1.00 for the periods ended June 30, 2019 and September 30, 2019, and 1.20 to 1.00 for the periods ending after September 30, 2019. We were in compliance with our covenants at June 30, 2019.
The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.
We used available funds in the six months ended June 30, 2019 primarily for working capital needs and investment in fixed assets. Our net fixed assets amounted to $9.4 million at quarter end.
Net cash used in operating activities for the six months ended June 30, 2019 was $3.6 million. Net cash provided by operating activities for the six months ended June 30, 2018 was $3.6 million, representing a net change year over year of $7.2 million. The decrease in cash provided by operations is primarily attributable to the $7.2 million higher contract asset balance related to long term contracts that do not allow for milestone payments and a change from net income of $679,000 to a net loss of $(1.0) million primarily related to lower revenues associated with the termination of the AAV program on October 2, 2018.
Net cash used in investing activities for the six months ended June 30, 2019 was $2.5 million. Net cash used in investing activities for the six months ended June 30, 2018 was $896,000, representing a year over year change of $1.6 million.
Net cash provided by financing activities for the six months ended June 30, 2019 was $5.5 million. Net cash used in financing activities for the six months ended June 30, 2018 was $705,000, representing an increase of $6.2 million. In 2019, we made payments on our term loans of $1.1 million and increased our short-term borrowing on our line of credit by $6.6 million.
As of June 30, 2019, we had approximately $12.1 million in short-term bank debt under our Revolver and Revolver B as well as $7.7 million in long-term loans outstanding. This is in comparison to December 31, 2018, when we had $5.5 million in short-term bank debt under our credit facility and $8.6 million in long-term debt outstanding.
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

PART II
ITEM 6.    EXHIBITS.
The following documents are filed as exhibits to or furnished with this report:

Exhibit Number	Description
10.1	Eighth Amendment dated April 22, 2019 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Incorporated by Reference
10.1.1	Fifth amendment dated September 30, 2017 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Filed Herewith
10.1.2	Sixth amendment dated July 16, 2018 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Filed Herewith
10.1.3	Seventh amendment dated July 19, 2018 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Filed Herewith
10.1.4	Ninth amendment dated July 24, 2019 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Filed Herewith
10.2	Amended and Restated Employment Agreement between the Registrant and Corporation and Dean M. Krutty effective as of April 23, 2019	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
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
Dated: August 8, 2019

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelli L. Kellar
	Name:	Kelli L. Kellar
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)