Form 10-Q
period 2019-09-30
AROTECH CORP
filed 2019-11-07
CIK 916529

OMB APPROVAL
OMB Number: 3235-0070 Expires: October 31, 2021 Estimated average burden hours per response 190.42
UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE QUARTERLY PERIOD ENDED September 30, 2019.
Commission file number: 0-23336
AROTECH CORPORATION
(Exact name of registrant as specified in its charter)

Delaware	95-4302784
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

1229 Oak Valley Drive, Ann Arbor, Michigan	48108
(Address of principal executive offices)	(Zip Code)

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
Emerging growth company: ☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐   No ☒
The number of shares outstanding of the issuer’s common stock as of November 5, 2019 was 26,665,240.
SEC 1296 (05-19)

Potential persons who are to respond to the collection of information contained in this form are not required to respond unless the form displays a currently valid OMB control number.

PART I
ITEM 1.    FINANCIAL STATEMENTS (UNAUDITED)
AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED BALANCE SHEETS
(U.S. Dollars)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
CURRENT ASSETS:
Cash and cash equivalents	$5,196,806	$4,222,246
Restricted collateral deposits	157,775	222,712
Trade receivables, net	17,163,788	16,259,809
Contract assets	24,970,939	17,867,896
Other accounts receivable and prepaid expenses	3,628,600	5,989,263
Inventories, net	8,905,529	9,912,748
Total current assets	60,023,437	54,474,674
LONG TERM ASSETS:
Contractual and Israeli statutory severance pay fund	3,883,947	3,427,705
Other long term receivables	537,007	543,205
Property and equipment, net	9,504,583	8,914,247
Right of use asset	5,887,243	—
Other intangible assets, net	4,919,657	4,465,778
Goodwill	46,138,036	46,138,036
Total long term assets	70,870,473	63,488,971
Total assets	$130,893,910	$117,963,645
LIABILITIES AND STOCKHOLDERS’ EQUITY
CURRENT LIABILITIES:
Trade payables	$7,882,797	$6,442,919
Other accounts payable and accrued expenses	6,245,907	6,498,045
Current portion of lease obligations	628,294	—
Current portion of long term debt	2,983,905	2,204,653
Short term bank credit	10,334,840	5,500,416
Contract liabilities	7,504,965	7,054,779
Total current liabilities	35,580,708	27,700,812
LONG TERM LIABILITIES:
Contractual and accrued Israeli statutory severance pay	4,682,611	4,125,675
Long term portion of lease obligations	5,569,696	—
Long term portion of debt	5,856,494	6,360,569
Deferred income tax liability	3,219,008	2,863,098
Other long term liabilities	42,364	137,774
Total long-term liabilities	19,370,173	13,487,116
Total liabilities	54,950,881	41,187,928
STOCKHOLDERS’ EQUITY:
Share capital –
Common stock – $0.01 par value each; Authorized: 50,000,000 shares as of September 30, 2019 and December 31, 2018; Issued and outstanding: 26,665,240 shares and 26,486,152 shares as of September 30, 2019 and December 31, 2018, respectively	266,653	264,862
Preferred shares – $0.01 par value each; Authorized: 1,000,000 shares as of September 30, 2019 and December 31, 2018; No shares issued or outstanding as of September 30, 2019 and December 31, 2018	—	—
Additional paid-in capital	251,727,312	251,551,001
Accumulated deficit	(177,576,117)	(176,498,057)
Notes receivable from stockholders	(908,054)	(908,054)
Accumulated other comprehensive income	2,433,235	2,365,965
Total stockholders’ equity	75,943,029	76,775,717
Total liabilities and stockholders’ equity	$130,893,910	$117,963,645
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS AND COMPREHENSIVE INCOME (LOSS)
(UNAUDITED)
(U.S. Dollars, except share data)

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Revenues	$67,618,934	$72,967,596	$23,573,731	$23,844,477

Cost of revenues	46,185,133	51,328,827	15,597,611	16,516,663
Research and development expenses	3,206,207	2,518,787	1,110,285	753,792
Selling and marketing expenses	6,214,200	5,647,284	1,870,739	1,837,823
General and administrative expenses	10,579,909	9,413,379	4,193,949	3,201,566
Amortization of intangible assets	931,527	1,298,573	280,662	391,831
Total operating costs and expenses	$67,116,976	$70,206,850	$23,053,246	$22,701,675

Operating income	501,958	2,760,746	520,485	1,142,802

Other income (expense), net	(9,944)	5,878	(853)	(1,521)
Financial expense, net	(1,066,027)	(696,232)	(396,170)	(173,345)
Total other expense	(1,075,971)	(690,354)	(397,023)	(174,866)
Income (loss) before income tax expense	(574,013)	2,070,392	123,462	967,936

Income tax expense	504,047	650,765	186,785	227,380
Net income (loss)	(1,078,060)	1,419,627	(63,323)	740,556

Other comprehensive income (loss), net of income tax:
Foreign currency translation adjustment	67,270	(66,162)	—	13,100
Comprehensive income (loss)	$(1,010,790)	$1,353,465	$(63,323)	$753,656

Income (loss) per share of common stock:
Basic net income (loss) per share	$(0.04)	$0.05	$0.00	$0.03
Diluted net income (loss) per share	$(0.04)	$0.05	$0.00	$0.03
Weighted average number of shares used in computing basic net income (loss) per share	26,547,045	26,466,948	26,547,045	26,486,152
Weighted average number of shares used in computing diluted net income (loss) per share	26,547,045	26,466,948	26,547,045	26,486,152
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
(U.S. Dollars)

	Nine months ended September 30,
	2019	2018
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)	$(1,078,060)	$1,419,627
Adjustments required to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation	1,534,133	1,465,716
Amortization of intangible assets	931,527	1,298,573
Stock based compensation	291,023	491,654
Deferred tax provision	355,910	506,544
Changes in operating assets and liabilities:
Trade receivables	(903,979)	4,992,521
Contract assets	(7,103,043)	(3,454,977)
Other accounts receivable and prepaid expenses	2,677,608	(1,195,029)
Inventories	1,008,749	(1,116,401)
Severance pay, net	136,914	(12,886)
Trade payables	1,439,873	319,488
Other accounts payable and accrued expenses	(335,589)	(1,068,136)
Contract liabilities	450,186	(264,212)
Net cash (used in) provided by operating activities	$(594,748)	$3,382,482
CASH FLOWS FROM INVESTING ACTIVITIES:
Purchases of property and equipment	$(2,124,469)	$(1,342,060)
Additions to capitalized software	(1,385,406)	(406,147)
Net cash used in investing activities	$(3,509,875)	$(1,748,207)
CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from long term debt	1,917,577	—
Repayment of long term debt	(1,642,400)	(1,689,895)
Other financing activities	(118,649)	(54,155)
Change in short term bank credit	4,834,424	(317,730)
Net cash provided by (used in) financing activities	$4,990,952	$(2,061,780)
INCREASE (DECREASE) IN CASH, RESTRICTED CASH, AND CASH EQUIVALENTS	$886,329	$(427,505)
CASH DIFFERENCES DUE TO EXCHANGE RATE DIFFERENCES	$23,294	$120,939
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE BEGINNING OF THE PERIOD	$4,444,958	$5,488,754
CASH, RESTRICTED CASH AND CASH EQUIVALENTS AT THE END OF THE PERIOD	$5,354,581	$5,182,188
The accompanying notes are an integral part of the Interim Condensed Consolidated Financial Statements.

AROTECH CORPORATION AND SUBSIDIARIES
CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ EQUITY (UNAUDITED)
(U.S. Dollars)

	Common stock			Additional paid-in capital	Accumulated deficit	Notes receivable from stockholders	Accumulated other comprehensive income	Total stockholders’ equity
	Shares		Amount
Balance as of January 1, 2019	26,486,152		$264,862	$251,551,001	$(176,498,057)	$(908,054)	$2,365,965	$76,775,717
Stock based compensation	—		—	291,023	—	—	—	291,023
Restricted stock issued	71,780		718	(718)	—	—	—	—
Restricted stock units vested, net of taxes	112,775		1,128	(114,049)	—	—	—	(112,921)
Restricted stock forfeitures	(5,467)		(55)	55	—	—	—	—
Foreign currency translation adjustment	—		—	—	—	—	67,270	67,270
Net Loss	—		—	—	(1,078,060)	—	—	(1,078,060)
Balance as of September 30, 2019	26,665,240		$266,653	$251,727,312	$(177,576,117)	$(908,054)	$2,433,235	$75,943,029

Balance as of July l, 2019	26,665,240		$266,653	$251,638,418	$(177,512,794)	$(908,054)	$2,433,235	$75,917,458
Stock based compensation	—		—	88,894	—	—	—	88,894
Net Loss	—		—	—	(63,323)	—	—	(63,323)
Balance as of September 30, 2019	26,665,240		$266,653	$251,727,312	$(177,576,117)	$(908,054)	$2,433,235	$75,943,029

Balance as of January 1, 2018	26,395,048		$263,951	$250,826,873	$(178,368,012)	$(908,054)	$2,479,205	$74,293,963
Stock based compensation	—		—	491,654	—	—	—	491,654
Restricted stock issued	86,900		869	(869)	—	—	—	—
Restricted stock units vested, net of taxes	50,247		502	(54,657)	—	—	—	(54,155)
Restricted stock forfeitures	(46,043)		(460)	460	—	—	—	—
Foreign currency translation adjustment	—		—	—	—	—	(66,162)	(66,162)
Net Income	—	—	—	—	1,419,627	—	—	1,419,627
Balance as of September 30, 2018	26,486,152		$264,862	$251,263,461	$(176,948,385)	$(908,054)	$2,413,043	$76,084,927

Balance as of July 1, 2018	26,486,152		$264,862	$250,962,076	$(177,688,941)	$(908,054)	$2,399,943	$75,029,886
Stock based compensation	—		—	301,385	—	—	—	301,385
Foreign currency translation adjustment	—		—	—	—	—	13,100	13,100
Net Income	—		—	—	740,556	—	—	740,556
Balance as of September 30, 2018	26,486,152		$264,862	$251,263,461	$(176,948,385)	$(908,054)	$2,413,043	$76,084,927
The accompanying notes are an integral part of the consolidated financial statements.

NOTES TO INTERIM CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE 1:    BASIS OF PRESENTATION
a.    Company:
Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) provide defense and security products for the military, law enforcement, emergency services and homeland security markets, including multimedia interactive simulators/trainers, and lithium batteries and chargers. Arotech operates primarily through its wholly-owned subsidiaries FAAC Incorporated, a Michigan corporation located in Ann Arbor, Michigan (Training and Simulation Division) with a location in Orlando, Florida; Epsilor-Electric Fuel Ltd. (“Epsilor-EFL”), an Israeli corporation located in Beit Shemesh, Israel (between Jerusalem and Tel-Aviv) and in Dimona, Israel (in Israel’s Negev desert area) (Power Systems Division); UEC Electronics, LLC (“UEC”), a South Carolina limited liability company located in Hanahan, South Carolina (Power Systems Division).
b.    Basis of Presentation:
The Company prepared the accompanying unaudited condensed consolidated financial statements of Arotech Corporation and all wholly-owned, majority owned or otherwise controlled subsidiaries on the same basis as its annual audited financial statements. The Company condensed or omitted certain information and footnote disclosures normally included in its annual audited financial statements, which it prepared in accordance with U.S. Generally Accepted Accounting Principles (GAAP), with the instructions to Form 10-Q and with Article 10 of Regulation S-X, and include the accounts of Arotech Corporation and its subsidiaries. The Company’s quarterly financial statements should be read in conjunction with its Annual Report on Form 10-K for the year ended December 31, 2018. In the opinion of the Company, the unaudited financial statements reflect all adjustments (consisting only of normal recurring adjustments) necessary for a fair presentation of its financial position at September 30, 2019, its operating results for the three and nine months ended September 30, 2019 and 2018, its cash flows for the nine months ended September 30, 2019 and 2018, and its statement of stockholders’ equity for the three and nine months ended September 30, 2019 and 2018.
The results of operations for the three and nine months ended September 30, 2019 are not necessarily indicative of results that may be expected for any other interim period or for the full fiscal year ending December 31, 2019.
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
d.    Commitments and contingencies:
The Company is involved in litigation from time to time in the regular course of its business. There are no material legal proceedings pending or known by the Company to be contemplated to which the Company is a party or to which any of its property is subject.  In addition, the Company believes that adequate provisions for resolution of all contingencies have been made for probable losses that are reasonably estimable. These contingencies are subject to uncertainties, and, as a result, the Company is unable to estimate the amount or range of loss, if any, in excess of amounts accrued. The Company does not believe that these contingencies will have a material adverse effect on the Company’s balance sheets, statements of operations and comprehensive income or statements of cash flows for the three and nine months ended September 30, 2019.
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
Leases:
The Company determines if an arrangement is a lease at inception. Leases with an initial term of 12 months or less are not recorded in the Condensed Consolidated Balance Sheets and the Company recognizes lease expense for these leases on a straight line basis over the lease term. Operating leases are included in operating lease ROU asset, current portion of lease obligations and long term portion of lease obligations on its Condensed Consolidated Balance Sheet. Finance leases are included in property and equipment, other current liabilities, and other long-term liabilities on its Condensed Consolidated Balance Sheet. As of September 30, 2019, the Company does not have any non-cancelable operating lease commitments that have not yet commenced.
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
The Company rents or subleases certain real estate to third parties. The Company’s sublease portfolio consists of an operating lease within one of its facilities, resulting in approximately $26,000 and $78,000 of sublease income for the three and nine months ended September 30, 2019.
The components of lease expense were as follows:

	Nine months ended September 30,	Three months ended September 30,
	2019	2019
Operating lease cost	$840,672	$280,180

Finance lease cost:
Amortization of right-of-use assets	$9,498	$3,166
Interest on lease liabilities	2,432	828
Total finance lease costs	$11,930	$3,994

Right-of-use assets obtained in exchange for lease obligations:
Operating leases	$2,951,253	$165,809
Finance leases	31,386	—

Supplemental balance sheet information related to leases was as follows:

September 30, 2019
Operating Leases:
Right of use asset	$5,887,243

Current portion of lease obligations	628,294
Long term portion of lease obligations	5,569,696
Total operating lease obligations	6,197,990

Financing Leases:
Property and Equipment, at cost	56,933
Accumulated depreciation	(11,627)
Property and Equipment, net	45,306

Other accounts payable and accrued expenses	11,834
Other long term liabilities	34,513
Total financing lease liabilities	$46,347

Weighted Average Remaining Lease Term
Operating leases	10 years
Finance leases	4 years

Weighted Average Discount Rate
Operating leases	7.47%
Finance leases	6.86%
Supplemental Cash Flows information related to leases was as follows:

Nine months ended September 30,
2019
Supplemental Cash Flows Information
Cash paid for amounts included in the measurement of lease liabilities:
Operating cash flows from operating leases	$653,181
Operating cash flows from finance leases	2,432
Financing cash flows from finance leases	8,565

The undiscounted annual future minimum lease payments are summarized by year in the table below:

Year Ending December 31,	Operating Leases	Finance Leases
2019 (excluding the nine months ended September 30, 2019)	$270,232	$3,666
2020	1,106,585	14,664
2021	901,267	14,664
2022	875,177	12,276
2023	769,041	7,500
Thereafter	5,622,703	—
Total future minimum lease payments	9,545,005	52,770
Less imputed interest	(3,347,015)	(6,423)
Total:	$6,197,990	$46,347
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
Performance Obligations. A performance obligation is a promise in a contract to transfer a distinct good or service to the customer, and is the unit of account in Accounting Standards Codification (“ASC”) Topic 606. A contracts transaction price is allocated to each distinct performance obligation and recognized as revenue when, or as, the performance obligation is satisfied. In assessing the recognition of revenue, the Company evaluates whether two or more contracts should be combined and accounted for as one contract and if the combined or single contract should be accounted for as multiple performance obligations which could change the amount of revenue and profit (loss) recorded in a period. The majority of the Company’s contracts with customers are accounted for as one performance obligation, as the majority of tasks and services is part of a single project or capability. As these contracts are typically a customized customer-specific solution, the Company uses the expected cost plus margin approach to estimate the standalone selling price of each performance obligation.  For contracts with multiple performance obligations, the Company allocates the contracts transaction price to each performance obligation using its best estimate of the standalone selling price of each distinct good or service in the contract.
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
The Company’s performance obligations are satisfied over time as work progresses or at a point in time. Revenue from products and services transferred to customers over time accounted for 91% and 92% of its revenue for the nine months ended September 30, 2019 and 2018, respectively. Revenue from products and services transferred to customers over time accounted for 91% and 92% of its revenue for the three months ended September 30, 2019 and 2018, respectively. Substantially all of the Company’s revenue in the Training and Simulation Division and the U.S. Power Systems Division is recognized over time. Typically, revenue is recognized over time using an input measure (e.g., costs incurred to date relative to total estimated costs at completion) to measure progress. Contract costs include labor, material, and overhead.
As of September 30, 2019, the Company had $67.6 million of expected future revenue relating to performance obligations that are currently under contract, which it also refers to as total backlog. The Company expects to recognize approximately 39.6% of its backlog as revenue in 2019, and the remaining 60.4% thereafter.
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
The aggregate impact of adjustments in contract estimates to net income (loss) is presented below:

	Nine months ended September 30,
	2019		2018
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$974,067	$723,271	$449,580	$77,403

	Three months ended September 30,
	2019		2018
	Training and Simulation Division	Power Systems Division	Training and Simulation Division	Power Systems Division
Net income (loss)	$283,691	$489,321	$(139,016)	$320,269

Revenue by Category. As of September 30, 2019 and 2018 the Company’s portfolio of products and services consisted of 490 and 525 active contracts, respectively.
Revenue by major product line was as follows:

	Nine months ended September 30,		Three months ended September 30,
	2019	2018	2019	2018
Product Revenue
Air Warfare Simulation	$10,528,294	$13,324,429	$3,421,823	$3,667,058
Vehicle Simulation	21,770,017	17,040,554	6,922,146	6,040,922
Use-of-Force	8,776,417	10,677,612	3,379,033	4,132,059
Service Revenue
Warranty	3,177,873	2,533,558	1,170,809	825,863
Total Training and Simulation Division	$44,252,601	$43,576,153	$14,893,811	$14,665,902

Contract Manufacturing	$11,026,100	$10,130,597	$4,181,902	$3,100,586
Power Distribution and Generation	691,063	5,695,039	360,278	1,413,117
Batteries	6,677,842	9,767,890	2,144,104	3,118,375
Engineering Services and Other	4,971,328	3,797,917	1,993,636	1,546,497
Total Power Division	$23,366,333	$29,391,443	$8,679,920	$9,178,575
The table below details the percentage of total recognized revenue by type of arrangement for the nine and three months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Three months ended September 30,
Type of Revenue	2019	2018	2019	2018
Sale of products	92.3%	95.0%	92.3%	94.5%
Maintenance and support agreements	4.7%	3.5%	5.0%	3.5%
Long term research and development contracts	3.0%	1.5%	2.7%	2.0%
Total	100%	100%	100%	100%

Revenue by contract type was as follows:

	Training and Simulation Division	Power Systems Division
Nine months ended September 30, 2019
Fixed Price	$35,442,918	$22,346,111
Cost Reimbursement (Cost Plus)	4,773,406	478,957
Time and Materials	4,036,277	541,265
Total	$44,252,601	$23,366,333
Nine months ended September 30, 2018
Fixed Price	$35,975,495	$26,807,005
Cost Reimbursement (Cost Plus)	4,120,987	1,822,659
Time and Materials	3,479,671	761,779
Total	$43,576,153	$29,391,443
Three months ended September 30, 2019
Fixed Price	$11,888,617	$8,455,355
Cost Reimbursement (Cost Plus)	1,996,293	45,376
Time and Materials	1,008,901	179,189
Total	$14,893,811	$8,679,920
Three months ended September 30, 2018
Fixed Price	$11,948,500	$8,372,521
Cost Reimbursement (Cost Plus)	1,511,711	567,767
Time and Materials	1,205,691	238,287
Total	$14,665,902	$9,178,575
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

Revenue by customer was as follows:

	Training and Simulation Division	Power Systems Division
Nine months ended September 30, 2019
U.S. Government
Department of Defense (DoD)	$13,364,239	$818,070
Non-DoD	10,146,377	—
Foreign Military Sales (FMS)	2,531,338	—
Total U.S. Government	$26,041,954	$818,070

U.S. Commercial	$15,574,732	$11,443,706
Non-U.S. Government	613,356	728,931
Non-U.S. Commercial	2,022,559	10,375,626
Total Revenue	$44,252,601	$23,366,333
Nine months ended September 30, 2018
U.S. Government
Department of Defense (DoD)	$12,399,861	$2,115,108
Non-DoD	7,655,130	—
Foreign Military Sales (FMS)	2,055,333	—
Total U.S. Government	22,110,324	2,115,108

U.S. Commercial	$16,546,210	$16,159,067
Non-U.S. Government	1,786,538	2,003,417
Non-U.S. Commercial	3,133,081	9,113,851
Total Revenue	$43,576,153	$29,391,443
Three months ended September 30, 2019
U.S. Government
Department of Defense (DoD)	$3,749,868	$338,076
Non-DoD	3,758,068	—
Foreign Military Sales (FMS)	950,843	—
Total U.S. Government	$8,458,779	$338,076

U.S. Commercial	$5,565,858	$4,461,350
Non-U.S. Government	145,368	270,957
Non-U.S. Commercial	723,806	3,609,537
Total Revenue	$14,893,811	$8,679,920
Three months ended September 30, 2018
U.S. Government
Department of Defense (DoD)	$4,753,006	$772,751
Non-DoD	3,272,251	—
Foreign Military Sales (FMS)	341,933	—
Total U.S. Government	$8,367,190	$772,751

U.S. Commercial	$4,744,148	$4,669,493
Non-U.S. Government	394,091	180,253
Non-U.S. Commercial	1,160,473	3,556,078
Total Revenue	$14,665,902	$9,178,575
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

	September 30, 2019			December 31, 2018
	Training and Simulation Division	Power Systems Division	Total	Training and Simulation Division	Power Systems Division	Total
Contract Assets - Current	$16,259,646	$8,711,293	$24,970,939	$10,358,679	$7,509,217	$17,867,896
Contract Liabilities - Current	(7,222,968)	(281,997)	(7,504,965)	(6,697,522)	(357,257)	(7,054,779)
Net Contract Assets and Liabilities:	$9,036,678	$8,429,296	$17,465,974	$3,661,157	$7,151,960	$10,813,117
The $6.7 million increase in the Company’s net contract assets (liabilities) from December 31, 2018 to September 30, 2019 was due to the timing of milestone payments on certain U.S. Government and commercial contracts.
During the nine months ended September 30, 2019 and 2018, the Company recognized $5.1 million and $5.2 million, respectively, in revenue related to the Company’s contract liabilities.
The Company did not record any provisions for impairment of its contract assets during the nine months ended September 30, 2019 and 2018.
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
As of September 30, 2019 and December 31, 2018, the Company’s trade receivables recorded in the consolidated balance sheets were $17.2 million and $16.3 million, respectively.  The Company had an immaterial provision for doubtful accounts at September 30, 2019 and December 31, 2018.  The Company believes its exposure to concentrations of credit risk is limited due to the nature of its operations, where a significant number of its contracts are typically a customized customer specific solution.
NOTE 4:    INVENTORIES
Inventories are stated at the lower of cost or net realizable value. The Company periodically evaluates the quantities on hand relative to current and historical selling prices and historical and projected sales volume and based on these evaluations, provisions are made in each period to write down inventory to its net realizable value. For the nine months ended September 30, 2019 and 2018 the Company wrote off approximately $104,246 and $558,000, respectively, of obsolete inventory, which has been included in the cost of revenues.
Inventories by component are as follows:

	September 30, 2019	December 31, 2018
Raw and packaging materials	$7,496,211	$7,912,883
Work in progress	958,912	1,626,960
Finished products	450,406	372,905
Total:	$8,905,529	$9,912,748
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

The following is information about reported segment revenues, income (losses) from operations, and total assets as of September 30, 2019 and 2018:

	Training and Simulation Division	Power Systems Division	Corporate Expenses	Total Company
Nine months ended September 30, 2019
Revenues from outside customers	$44,252,601	$23,366,333	$—	$67,618,934
Depreciation and amortization(1)	(581,466)	(1,884,194)	—	(2,465,660)
Direct expenses(2)	(35,677,099)	(25,234,110)	(3,740,107)	(64,651,316)
Segment operating income (loss)	$7,994,036	$(3,751,971)	$(3,740,107)	$501,958
Total other expense	(178,868)	(207,986)	(689,117)	(1,075,971)
Income tax expense	(154,496)	11,359	(360,910)	(504,047)
Net income (loss)	$7,660,672	$(3,948,598)	$(4,790,134)	$(1,078,060)
Segment assets(3)(4)	$63,077,725	$63,687,157	$4,129,028	$130,893,910
Additions to long-lived assets	$1,481,270	$1,645,850	$382,755	$3,509,875
Nine months ended September 30, 2018
Revenues from outside customers	$43,576,153	$29,391,443	$—	$72,967,596
Depreciation and amortization(1)	(605,195)	(2,159,094)	—	(2,764,289)
Direct expenses(2)	(34,352,017)	(30,103,527)	(2,987,017)	(67,442,561)
Segment operating income (loss)	$8,618,941	$(2,871,178)	$(2,987,017)	$2,760,746
Total other expense	(178,011)	11,513	(523,856)	(690,354)
Income tax expense	(144,221)	—	(506,544)	(650,765)
Net income (loss)	$8,296,709	$(2,859,665)	$(4,017,417)	$1,419,627
Segment assets(3)	$54,996,173	$57,639,253	$3,116,700	$115,752,126
Additions to long-lived assets	$965,651	$782,556	$—	$1,748,207
Three months ended September 30, 2019
Revenues from outside customers	$14,893,811	$8,679,920	$—	$23,573,731
Depreciation and amortization(1)	(199,002)	(603,889)	—	(802,891)
Direct expenses(2)	(11,779,536)	(8,682,002)	(1,788,817)	(22,250,355)
Segment operating income (loss)	2,915,273	(605,971)	(1,788,817)	520,485
Total other expense	(59,495)	(76,749)	(260,779)	(397,023)
Income tax expense	(59,896)	11,359	(138,248)	(186,785)
Net income (loss)	$2,795,882	$(671,361)	$(2,187,844)	$(63,323)
Three months ended September 30, 2018
Revenues from outside customers	$14,665,902	$9,178,575	$—	$23,844,477
Depreciation, amortization and impairment expenses(1)	(208,055)	(688,935)	—	(896,990)
Direct expenses(2)	(11,507,506)	(9,174,676)	(1,122,503)	(21,804,685)
Segment operating income (loss)	$2,950,341	$(685,036)	$(1,122,503)	$1,142,802
Total other expense	(45,865)	14,340	(143,341)	(174,866)
Income tax expense	(82,670)	—	(144,710)	(227,380)
Net income (loss)	$2,821,806	$(670,696)	$(1,410,554)	$740,556

(1)	Includes depreciation of property and equipment and amortization expenses of intangible assets.

(2)	Including, inter alia, sales and marketing, general and administrative.

(3)	Out of those amounts, goodwill in the Company’s Training and Simulation Division and Power Systems Division totaled $24,435,641 and $21,702,395, respectively, as of September 30, 2019 and 2018.

(4)	Out of those amounts, right-of-use assets for the Company’s Training and Simulation Division and Power Systems Division totaled $558,501and $5,328,742, respectively, as of September 30, 2019.
NOTE 6:    FAIR VALUE MEASUREMENT
The carrying values of short term assets and liabilities in the accompanying Condensed Consolidated Balance Sheets for cash and cash equivalents, restricted collateral deposits, trade receivables, contract assets, inventories, prepaid and other assets, trade payables, accrued expenses, deferred revenues and other liabilities as of September 30, 2019 and December 31, 2018, approximate fair value because of the short maturity of these instruments. The carrying amounts of long term debt approximate the estimated fair values at September 30, 2019, based upon the Company’s ability to acquire similar debt at similar maturities.
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
On August, 14 2019, the Company entered into a new amendment to the Credit Agreement (the “Tenth Amendment”), effective August 14, 2019. Pursuant to the terms of the Tenth Amendment, the parties have incorporated, among other changes, amended definitions of indebtedness and Liens which allowed Epsilor-EFL to secure financing for its operations up to $6,000,000 million using its assets as security.
In August 2019, Epsilor-EFL entered into an agreement with Bank Leumi Le-Israel (“Leumi”), whereby Leumi provided a loan of NIS 6,000,000 ($1,697,313) (the “Loan”), as well as access to a line of credit of NIS 4,000,000 (together with the Loan, the “Epsilor Credit Facility”).  The Loan will be repaid in 60 monthly payments starting in October 2019. The Loan bears an interest rate of LIBOR plus 1.69%. The effective interest rate for the Loan at September 30, 2019 was 3.44%. As of September 30 2019, the line of credit was not used. The Epsilor Credit Facility is secured by Epsilor-EFL’s assets.
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
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. The Company is required to maintain certain financial covenants. The Eighth Amendment to the credit facilities adjusted the financial covenant ratios for the Company’s reporting periods during fiscal year 2019. The amended Maximum Debt to EBITDA ratio of 3.75 to 1.00 for the period ended March 31, 2019, 5.50 to 1.00 for the period ended June 30, 2019, 6.25 to 1.00 for the period ended September 30, 2019, 4.00 to 1.00 for the period ended December 31, 2019 and 3.00 to 1.00 for periods ending after December 31, 2019. The amended Minimum Fixed Charge Coverage Ratio is 1.20 to 1.00 for the period ended March 31, 2019, 1.00 to 1.00 for the periods ended June 30, 2019 and September 30, 2019, and 1.20 to 1.00 for the periods ending after September 30, 2019. The Company was in compliance with its covenants at September 30, 2019.
The Credit Facilities are secured by the Company’s assets and the assets of the Company’s domestic subsidiaries.

A summary of our debt, including our debt under the Credit Agreement, is as follows:

			September 30, 2019
	Maturity	Effective Interest Rate	Current	Long Term
Debt:
Revolver	March 11, 2021	5.75%	$7,334,840	$—
Revolver B	February 28, 2020	5.50%	3,000,000	—
Term Loan A	March 11, 2021	6.00%	2,416,667	1,739,625
Term Loan B & C	June 1, 2024	6.00%	154,464	2,574,015
Leumi	September 20, 2024	3.44%	339,463	1,357,850
Other Debt (1)			73,311	185,004
Total Debt			$13,318,745	$5,856,494

(1)	Other Debt includes various debt instruments that have maturities up to March 20, 2024 with varying interest rates between 2.75% and 3.6%.

			December 31, 2018
	Maturity	Effective Interest Rate	Current	Long Term
Debt:
Revolver	March 11, 2021	5.50%	$5,500,416	$—
Term Loan A	March 11, 2021	5.75%	2,000,000	3,656,291
Term Loan B & C	June 1, 2024	5.75%	154,464	2,689,863
Other Debt (1)			50,189	14,415
Total Debt			$7,705,069	$6,360,569

(1)	Other Debt includes various debt instruments that have maturities that range from February 3, 2019 to June 28, 2020 with an interest rate of 3.6%.

NOTE 8:    PENDING ACQUISITION OF THE COMPANY
On September 22, 2019, the Company entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argonaut Intermediate, Inc., a Delaware corporation (“Parent”), and Argonaut Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent. Pursuant to the terms of the Merger Agreement, Merger Sub will, at the closing of the transactions contemplated by the Merger Agreement, merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”).

Pursuant to the Merger Agreement, each share of common stock of the Company, par value $0.01 per share (a “Share”) other than Cancelled Shares as defined in the Merger Agreement and Dissenting Shares as defined in the Merger Agreement, issued and outstanding immediately prior to the effective time of the Merger, and each restricted stock unit award share including unvested awards and each restricted stock award share including unvested awards, shall be automatically converted into the right to receive $3.00 in cash, net of applicable tax withholding, without interest, payable to the holder thereof in the manner provided in the Merger Agreement.

The consummation of the transactions contemplated by the Merger Agreement is subject to the satisfaction or waiver, if permitted by law, of certain customary closing conditions, including, without limitation, (i) the absence of any law or order whether temporary, preliminary, or permanent enacted, entered, promulgated, or enforced by any governmental entity which prohibits, restrains, or enjoins the consummation of the Merger, and (ii) obtaining the affirmative vote, in person or by proxy of the holders of a majority of the outstanding Shares entitled to vote thereon in favor of the adoption of the Merger Agreement. The consummation of the Merger is not subject to any financing condition.

The Merger Agreement contains customary representations and warranties of the Company, Parent and Merger Sub. The Merger Agreement also contains customary covenants and agreements, including with respect to the operation of the business of the Company and its subsidiaries between signing and closing, governmental filings and approvals, public disclosures and similar matters.

The Merger Agreement provides that the Merger Agreement may be terminated by the Company or Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement one party may be required to pay the other a termination fee.

Upon termination of the Merger Agreement in accordance with its terms, under specified circumstances, including (i) by the Company to accept a Superior Proposal, (ii) by Parent upon an Adverse Company Board Recommendation Change, or (iii) in certain other specified circumstances where the Company enters into an alternative acquisition within twelve (12) months after termination of the Merger Agreement, the Company will be required to pay Parent a fee of $2,400,000 (the “Company Termination Fee”). In the event the Merger Agreement is terminated by Parent (i) in response to an Adverse Company Board Recommendation Change or (ii) because the Company commits a Willful Breach, as defined in the Merger Agreement, of any of its obligations under the non-solicitation provisions of the Merger Agreement, the Company will be required to pay Parent an amount equal to that required to reimburse Parent, Merger Sub, and their respective affiliates for all reasonable and documented out-of-pocket fees and expenses incurred in connection with the Merger Agreement and the transactions contemplated thereby, up to $800,000.

The Merger Agreement also provides that Parent may be required to pay the Company a fee of $3,200,000 if the Company terminates the Merger Agreement because (i) Parent or Merger Sub has breached or failed to perform any of its representations, warranties, covenants, or agreements under the Merger Agreement such that a closing condition is not satisfied (subject to notice and cure and other customary exceptions) or (ii) Parent fails to close the Merger when required to do so under the Merger Agreement.

The Company expects to incur significant costs, expenses, and fees for professional services and other transaction costs in connection with the Merger. Additional information about the Merger Agreement is set forth in the Company’s Current Report on Form 8-K filed with the SEC on September 23, 2019.

NOTE 9:    SUBSEQUENT EVENTS
On October 24, 2019, Shiva Stein, a purported stockholder of the Company, filed a complaint against the Company and the members of the board in the United States District Court for the District of Delaware, styled Stein v. Arotech Corporation, C.A. No. 1:19-cv-02016-RGA (the “Stein Action”).  Stein alleges that the Company and the board violated the Securities Exchange Act of 1934 (the “Exchange Act”) by failing to disclose material information in connection with financial projections and inputs relied upon by B. Riley in its analyses, including (i) certain non-GAAP financial information and a reconciliation to GAAP, (ii) certain inputs or analyses relating to B. Riley’s Discounted Cash Flow Analysis, and (iii) the premiums paid in the transactions observed in B. Riley’s Premiums Paid Analysis.  Stein seeks to, among other things, enjoin the consummation of the merger until such disclosures are made, rescind, to the extent already implemented, the merger agreement, or obtain damages.

On October 28, 2019, Eric Sabatini filed a purported stockholder class action against the Company and the members of the board in the United States District Court for the District of Delaware, styled Sabatini v. Arotech Corporation, C.A. No. 1:19-cv-02028-RGA (the “Sabatini Action”).  On October 30, 2019, Jacqueline D. Creeks, a purported stockholder of the Company, filed a complaint against the Company, the members of the board, Dean M. Krutty, and Kelli L. Kellar in the United States District Court for the Southern District of New York, styled Creeks v. Arotech Corporation, C.A. No. 1:19-cv-10044 (the “Creeks Action”).  Sabatini and Creeks assert similar allegations to those in the Stein Action and seek similar relief.

On October 31, 2019, David Hill filed a purported stockholder class action against the Company and the members of the board in the Circuit Court for Washtenaw County in the State of Michigan, styled Hill v. Arotech, Inc., Case No 19-001185-CB (the “Hill Action”).  Hill alleges that the members of the board breached their fiduciary duties by failing to disclose purportedly material information, including the information sought in the Stein Action, Sabatini Action, and Creeks Action, and information relating to the sales process, such as details regarding certain confidentiality agreements, the reason for forming the special committee, and the scope of the special committee’s authority.  Hill also alleges that the members of the board breached their fiduciary duties by engaging in a purportedly deficient sales process resulting in a purportedly unfair price.  Hill further alleges that the members of the board labored under a conflict of interest as a result of the accelerated vesting of certain equity.  Finally, Hill claims that the Company aided and abetted those purported breaches.  Hill seeks similar relief to the relief sought in the Stein Action, Sabatini Action, and Creeks Action.

The outcome of this litigation cannot be predicted with certainty; however, we and our board believe that the allegations and claims asserted in the Stein Action, Sabatini Action, Creeks Action, and Hill Action are without merit. A negative outcome in the actions could adversely affect us if it results in preliminary or permanent injunctive relief. If additional similar complaints are filed, absent new or different allegations that are material, we may not necessarily announce such additional filings.

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

Pending Acquisition of the Company
On September 22, 2019, Arotech Corporation (“Arotech”) and its wholly-owned subsidiaries (the “Company”) entered into an Agreement and Plan of Merger (the “Merger Agreement”) with Argonaut Intermediate, Inc., a Delaware corporation (“Parent”), and Argonaut Merger Sub, Inc., a Delaware corporation and a direct, wholly-owned subsidiary of Parent (“Merger Sub”), providing for the acquisition of the Company by Parent. Pursuant to the terms of the Merger Agreement, Merger Sub will, at the closing of the transactions contemplated by the Merger Agreement, merge with and into the Company, with the Company surviving the merger as a wholly-owned subsidiary of Parent (the “Merger”). Parent and Merger Sub are each controlled by investment funds affiliated with Greenbriar Equity Group, L.P., a private equity firm.
Pursuant to the Merger Agreement, each share of common stock of the Company, par value $0.01 per share (a “Share”) other than Canceled Shares as defined in the Merger Agreement and Dissenting Shares as defined in the Merger Agreement, issued and outstanding immediately prior to the effective time of the Merger, and each restricted stock unit award share including unvested awards and each restricted stock award share including unvested awards, shall be automatically converted into the right to receive $3.00 in cash, net of applicable tax withholding, without interest, payable to the holder thereof in the manner provided in the Merger Agreement.

Additional information about the Merger Agreement is set forth in the our Current Report on Form 8-K filed with the SEC on September 23, 2019 and Note 8 “Pending Acquisition of the Company,” in the accompanying unaudited Consolidated Financial Statements.
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
Overview of Operating Performance and Backlog
Overall, our pre-tax loss for the nine months ended September 30, 2019 was $574,000 on revenues of $67.6 million compared to pre-tax profit of $2.1 million on revenues of $73.0 million during the nine months ended September 30, 2018. Our overall backlog at the end of the third quarter of 2019 totaled $67.6 million, compared to $64.8 million at the end of of 2018.
In our Training and Simulation Division, revenues for the nine months ended September 30, 2019 were $44.3 million compared to $43.6 million during the nine months ended September 30, 2018. As of September 30, 2019, our backlog for our Training and Simulation Division totaled $47.9 million, compared to $47.3 million as of December 31, 2018.
In our Power Systems Division, revenues for the nine months ended September 30, 2019 were $23.4 million compared to $29.4 million during the nine months ended September 30, 2018. As of September 30, 2019, our backlog for our Power Systems Division totaled $19.7 million, compared to $17.6 million at the end of as of December 31, 2018.
The table below details the percentage of total recognized revenue by type of arrangement for the nine and three months ended September 30, 2019 and 2018:

	Nine months ended September 30,		Three months ended September 30,
Type of Revenue	2019	2018	2019	2018
Sale of products	92.3%	95.0%	92.3%	94.5%
Maintenance and support agreements	4.7%	3.5%	5.0%	3.5%
Long term research and development contracts	3.0%	1.5%	2.7%	2.0%
Total	100%	100%	100%	100%
Critical Accounting Policies
Please refer to our Form 10-K for the year ended December 31, 2018, for a discussion on our critical accounting policies and to Note 2 “Basis of Presentation” for an update to our critical accounting policies as of September 30, 2019.
Results of Operations
Three months ended September 30, 2019 compared to the three months ended September 30, 2018

Revenues. Revenues for the three months ended September 30, 2019 totaled $23.6 million compared to $23.8 million in the comparable period in 2018, a decrease of $271,000 or 1.1%, primarily due to lower revenues in our Power Systems Division. In the third quarter of 2019, revenues were $14.9 million for the Training and Simulation Division as compared to $14.7 million in the third quarter of 2018, an increase of $228,000, or 1.6% driven by its larger military contracts. Revenues for the third quarter of 2019 in the Power Systems Division decreased by $499,000, or 5.4%, from $9.2 million in the third quarter of 2018 to $8.7 million in the third quarter of 2019, due primarily to the termination of our Amphibious Assault Vehicle program (“AAV”) by our customer Science Applications International Corporation (“SAIC”) as a result of the United States Marine Corps (“Marines”) termination for convenience with SAIC on October 3, 2018, partially offset by higher sales of certain batteries manufactured in our Israeli Operations.
Cost of revenues. Cost of revenues totaled $15.6 million during the third quarter of 2019 as compared to $16.5 million in the third quarter of 2018, a decrease of $900,000, or 5.6%, primarily due to lower sales in our Power System Division. Cost of revenues for the third quarter of 2019 was $8.5 million for the Training and Simulation Division as compared to $8.7 million in the third quarter of 2018, a decrease of $200,000, or 2.4% primarily due to smaller inventory write-offs in 2019; and $7.1 million for the Power Systems Division in the third quarter of 2019 as compared to $7.8 million in the third quarter of 2018, a decrease of $700,000, or 9.1%, primarily due to lower revenues in the third quarter of 2019 related to the termination of the AAV contract in the fourth quarter of 2018, lower program overruns, partially offset by an increase in costs associated with product mix in our Israeli operations.
Research and development expenses. Research and development expenses totaled $1.1 million during the third quarter of 2019 as compared to $754,000 for the third quarter of 2018, an increase of $356,000, or 47.3%, relating to timing of research and development projects.
Selling and marketing expenses. Selling and marketing expenses for the third quarter of 2019 were $1.9 million, compared to $1.8 million in the third quarter of 2018, an increase of $33,000, or 1.8%, due primarily to increased marketing efforts in our Training and Simulation Division.
General and administrative expenses. General and administrative expenses for the third quarter of 2019 were $4.2 million, compared to $3.2 million for the third quarter of 2018, an increase of $1.0 million, or 31.0%, primarily due to costs associated with the potential merger and continued implementation of a new enterprise resource planning system (“ERP”).
Amortization of intangible assets. Amortization of intangible assets totaled $281,000 in the third quarter of 2019, compared to $392,000 in the third quarter of 2018, a decrease of $111,000, or 28.4%, due primarily to run-off of intangibles related to the U.S. Power System subsidiary acquisition.
Other income (expense), net. Other expense in the third quarter of 2019 was $1,000 compared to other expense of $2,000 for the third quarter of 2018, an decrease of $1,000.
Financial expense, net. Financial expense totaled $396,000 in the third quarter of 2019, compared to financial expense of $173,000 in the third quarter of 2018, an increase of $223,000, or 128.5%, due primarily to higher draws on our lines of credit, partially offset by lower interest rates.
Income taxes. We recorded $187,000 in tax expense in the third quarter of 2019, compared to $227,000 of tax expense in the third quarter of 2018, a decrease of $41,000, or 17.9%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $140,000 and $145,000 in non-cash expenses in the third quarter of 2019 and 2018, respectively.
Net income. Due to the factors cited above, we went from income of $741,000 in the third quarter of 2018 to a net loss of $63,000 in the third quarter of 2019, a decrease of $804,000.
Nine months ended September 30, 2019 compared to the nine months ended September 30, 2018
Revenues. Revenues for the nine months ended September 30, 2019 totaled $67.6 million as compared to $73.0 million in the comparable period in 2018, a decrease of $5.3 million or 7.3%. In the first nine months of 2019, revenues were $44.3 million for the Training and Simulation Division as compared to $43.6 million in the first nine months of 2018, an increase of $676,000, or 1.6%, primarily driven by its larger military contracts and strong commercial vehicle sales. Revenues for the first nine months of 2019 in the Power Systems Division decreased by $6.0 million, or 20.5%, from $29.4 million in the first nine months of 2018 to $23.4 million in the first nine months of 2019, due primarily to the termination of our AAV program by our customer SAIC as a result of the Marines termination for convenience with SAIC on October 3, 2018, lower revenues associated with completed programs as well as less demand for certain of our customer products.
Cost of revenues. Cost of revenues totaled $46.2 million during the first nine months of 2019 as compared to $51.3 million in the first nine months 2018, a decrease of $5.1 million, or 10.0%, consistent with lower sales in our Power Systems Division. Cost of revenues for the first nine months of 2019 were $26.0 million for the Training and Simulation Division as compared to $25.5 million in the first nine months of 2018, a increase of $517,000, or 2.0% , primarily due to the increase in revenue, partially offset by smaller inventory write-offs in 2019; and $20.2 million for the Power Systems Division in the first nine months of 2019 as compared to $25.8 million in the first nine months of 2018, a decrease of $5.7 million, or 21.9%, due to lower sales primarily related to the termination of the AAV contract in the fourth quarter of 2018, lower loss programs, lower costs related to decrease in revenue for completed programs and certain of our customer products partially offset by an increase in costs associated with product mix in our Israeli operations.
Research and development expenses. Research and development expenses totaled $3.2 million during the first nine months of 2019 as compared to $2.5 million for the first nine months of 2018, an increase of $687,000, or 27.3%, due to timing of research and development projects.
Selling and marketing expenses. Selling and marketing expenses for the first nine months of 2019 were $6.2 million, compared to $5.6 million in the first nine months of 2018, an increase of $567,000, or 10.0%, primarily relating to build-out of the business development team in our U.S. Power Systems Division and increased travel related to conferences and trade shows.
General and administrative expenses. General and administrative expenses were $10.6 million for the first nine months of 2019, compared to $9.4 million for the first nine months of 2018, an increase of $1.2 million, due to costs associated with the potential merger and continued implementation of the ERP system.
Amortization of intangible assets. Amortization of intangible assets totaled $932,000 in the first nine months of 2019, compared to $1,299,000 in the first nine months of 2018, a decrease of $367,000, or 28.3%, due primarily to run-off of intangibles related to the U.S. Power System subsidiary acquisition.
Other income (expense), net. Other expense totaled $10,000 the first nine months of 2019, compared to income of $6,000 the first nine months of 2018, an increase of $16,000.
Financial expense, net. Financial expense totaled $1,066,000 in the first nine months of 2019, compared to financial expense of $696,000 in the first nine months of 2018, an increase of $370,000, or 53.1%, primarily due to higher utilization of the lines of credit in 2019, partially offset by lower interest rates.

Income taxes. We recorded $504,000 in tax expense in the first nine months of 2019, compared to $651,000 of tax expense in the first nine months of 2018, a decrease of $147,000, or 22.5%. This expense includes “naked” credits (“naked” credits occur when deferred tax liabilities that are created by indefinite-lived assets such as goodwill cannot be used as a source of taxable income to support the realization of deferred tax assets). This amount includes the required adjustment of taxes due to the deduction of goodwill “naked” credits for U.S. federal taxes, which totaled $356,000 and $507,000 in non-cash expenses in the first nine months of 2019 and 2018, respectively.
Net income (loss). Due to the factors cited above, we went from income of $1.4 million in the first nine months of 2018 to a net loss of $1.1 million in the first nine months 2019, a decrease of $2.5 million.
Liquidity and Capital Resources
On August, 14 2019, we entered into a new amendment to the Credit Agreement (the “Tenth Amendment”), effective August 14, 2019. Pursuant to the terms of the Tenth Amendment, the parties have incorporated, among other changes, amended definitions of indebtedness and liens which allowed Epsilor-EFL to secure financing for its operations up to $6,000,000 million using its assets as security.
In August 2019, Epsilor-EFL entered into an agreement with Bank Leumi Le-Israel (“Leumi”), whereby Leumi provided a loan of NIS 6,000,000 ($1,697,313) (the “Loan”), as well as access to a line of credit of NIS 4,000,000 (together with the Loan, the “Epsilor Credit Facility”).  The Loan will be repaid in 60 monthly payments starting in October 2019. The Loan bears an interest rate of LIBOR plus 1.69%. The effective interest rate for the Loan at September 30, 2019 was 3.44%.
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
We maintain credit facilities with JPMorgan Chase Bank, N.A. (“Chase”), whereby Chase provides (i) a $15,000,000 revolving line (“Revolver”) and a second revolving line (“Revolver B”) in the amount of $6,000,000, reducing to $3,000,000 at the end of 2019 and due to be paid in full by February 28, 2020, (ii) a $10,000,000 Term Loan (“Term Loan A”), (iii) a $1,730,895 Mortgage Loan (“Term Loan B”), and (iv) a $1,358,000 Mortgage Loan (“Term Loan C”); collectively referred to as the “Credit Facilities.” The Credit Facilities are secured by our assets and the assets of our domestic subsidiaries.
As of September 30, 2019, we had $5.2 million in cash and $158,000 in restricted collateral deposits, as compared to December 31, 2018, when we had $4.2 million in cash and $223,000 in restricted collateral deposits. We also had $10.7 million in available, unused bank lines of credit with our main bank as of September 30, 2019, under our Credit Facilities. In addition, we also had NIS 4.0 million (approximately $1.1 million) in available, unused bank credit as of September 30, 2019 under the Epsilor Credit Facility.

The maturity of the Revolver is March 11, 2021. The Revolver maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.00%. The effective interest rate for the Revolver at September 30, 2019 was 5.75%.
The maturity of the Revolver B is February 28, 2020. The Revolver B maintains an interest rate on a scale ranging from LIBOR plus 1.75% up to LIBOR plus 3.50%. The effective interest rate for the Revolver B at September 30, 2019 was 5.50%.
The maturity of Term Loan A is March 11, 2021. This Term Loan maintains an interest rate on a scale ranging from LIBOR plus 2.0% up to LIBOR plus 3.25%. The repayment of this Term Loan consists of 60 consecutive monthly payments of principal plus accrued interest based on annual principal reductions of 10% during the first year, 20% during the second through fourth years, and 30% during the fifth year. The effective interest rate for this Term Loan at September 30, 2019 was 6.00%.
We have two Mortgage Loans (Term Loans B and C). The maturities of the Mortgage Loans are June 1, 2024 and maintain an interest rate on a scale identical to the Term Loan. The monthly payments on the Mortgage Loans are $12,872 in principal plus accrued interest, with balloon payments due at the maturity date. The effective interest rate for the Mortgage Loans at September 30, 2019 was 6.00%.
The Credit Facilities maintain certain reporting requirements, conditions precedent, affirmative covenants and financial covenants. We are required to maintain certain financial covenants. The Eighth Amendment to the credit facilities adjusted the financial covenant ratios for the Company’s reporting periods during fiscal year 2019. The amended Maximum Debt to EBITDA ratio of 3.75 to 1.00 for the period ended March 31, 2019, 5.50 to 1.00 for the period ended June 30, 2019, 6.25 to 1.00 for the period ended September 30, 2019, 4.00 to 1.00 for the period ended December 31, 2019 and 3.00 to 1.00 for periods ending after December 31, 2019. The amended Minimum Fixed Charge Coverage Ratio is 1.20 to 1.00 for the period ended March 31, 2019, 1.00 to 1.00 for the periods ended June 30, 2019 and September 30, 2019, and 1.20 to 1.00 for the periods ending after September 30, 2019. We were in compliance with our covenants at September 30, 2019.
Net cash used in operating activities for the nine months ended September 30, 2019 was $(595,000). Net cash provided by operating activities for the nine months ended September 30, 2018 was $3.4 million, representing a net change year over year of $4.0 million. The decrease in cash provided by operations is primarily attributable to the $6.7 million higher contract asset balance related to long term contracts that do not allow for milestone payments and a change from net income of $1.4 million in the nine months ended September 30, 2018 to a net loss of $1.1 million for the nine months ended September 30, 2019, primarily related to lower revenues associated with the termination of the AAV program on October 2, 2018. This decrease in cash was partially offset by the receipt of $2.0 partial payment toward AAV program costs.
Net cash used in investing activities for the nine months ended September 30, 2019 was $3.5 million. Net cash used in investing activities for the nine months ended September 30, 2018 was $1.7 million, representing a year over year change of $1.8 million. This increase was primarily related to capital investments and continued implementation of the ERP system.
Net cash provided by financing activities for the nine months ended September 30, 2019 was $5.0 million. Net cash used in financing activities for the nine months ended September 30, 2018 was $(2.1) million, representing a year over year change of $7.1 million. This was primarily attributable to an increase of $4.8 million of borrowings under our Credit Facilities, and a $1.7 million increase related to the Epsilor-EFL Credit Facility. These increases were primarily attributable to funding the $6.7 million higher contract asset balance related to long term contracts that do not allow for milestone payments.
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

PART II
Item 1. Legal Proceedings

As of September 30, 2019, there have been no material changes to “Item 3. Legal Proceedings” as disclosed in our most recent Annual Report on Form 10-K, with the exception of the following:

On October 24, 2019, Shiva Stein, a purported stockholder of the Company, filed a complaint against the Company and the members of the board in the United States District Court for the District of Delaware, styled Stein v. Arotech Corporation, C.A. No. 1:19-cv-02016-RGA (the “Stein Action”).  Stein alleges that the Company and the board violated the Securities Exchange Act of 1934 (the “Exchange Act”) by failing to disclose material information in connection with financial projections and inputs relied upon by B. Riley in its analyses, including (i) certain non-GAAP financial information and a reconciliation to GAAP, (ii) certain inputs or analyses relating to B. Riley’s Discounted Cash Flow Analysis, and (iii) the premiums paid in the transactions observed in B. Riley’s Premiums Paid Analysis.  Stein seeks to, among other things, enjoin the consummation of the merger until such disclosures are made, rescind, to the extent already implemented, the merger agreement, or obtain damages.

On October 28, 2019, Eric Sabatini filed a purported stockholder class action against the Company and the members of the board in the United States District Court for the District of Delaware, styled Sabatini v. Arotech Corporation, C.A. No. 1:19-cv-02028-RGA (the “Sabatini Action”).  On October 30, 2019, Jacqueline D. Creeks, a purported stockholder of the Company, filed a complaint against the Company, the members of the board, Dean M. Krutty, and Kelli L. Kellar in the United States District Court for the Southern District of New York, styled Creeks v. Arotech Corporation, C.A. No. 1:19-cv-10044 (the “Creeks Action”).  Sabatini and Creeks assert similar allegations to those in the Stein Action and seek similar relief.

On October 31, 2019, David Hill filed a purported stockholder class action against the Company and the members of the board in the Circuit Court for Washtenaw County in the State of Michigan, styled Hill v. Arotech, Inc., Case No 19-001185-CB (the “Hill Action”).  Hill alleges that the members of the board breached their fiduciary duties by failing to disclose purportedly material information, including the information sought in the Stein Action, Sabatini Action, and Creeks Action, and information relating to the sales process, such as details regarding certain confidentiality agreements, the reason for forming the special committee, and the scope of the special committee’s authority.  Hill also alleges that the members of the board breached their fiduciary duties by engaging in a purportedly deficient sales process resulting in a purportedly unfair price.  Hill further alleges that the members of the board labored under a conflict of interest as a result of the accelerated vesting of certain equity.  Finally, Hill claims that the Company aided and abetted those purported breaches.  Hill seeks similar relief to the relief sought in the Stein Action, Sabatini Action, and Creeks Action.

The outcome of this litigation cannot be predicted with certainty; however, we and our board believe that the allegations and claims asserted in the Stein Action, Sabatini Action, Creeks Action, and Hill Action are without merit. A negative outcome in the actions could adversely affect us if it results in preliminary or permanent injunctive relief. If additional similar complaints are filed, absent new or different allegations that are material, we may not necessarily announce such additional filings.

Item 1A. Risk Factors

Our business is subject to a number of risks, some of which are beyond our control. In addition to the other information set forth in this report, you should carefully consider the factors discussed in Item 1A. - “Risk Factors” of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 that could have a material adverse effect on our business, results of operations, financial condition and/or liquidity and that could cause our operating results to vary significantly from period to period. As of September 30, 2019, there have been no material changes to the risk factors disclosed in our most recent Annual Report on Form 10-K, with the exception of the following:

The announcement and pendency of the proposed Merger may adversely affect our business, financial condition and results of operations.

On September 22, 2019 we entered into the Merger Agreement to be acquired by affiliates of Greenbriar Equity Group, L.P. Completion of the proposed Merger is subject to the satisfaction of various conditions, including the receipt of approvals from our stockholders. There is no assurance that all of the various conditions will be satisfied, or that the Merger will be completed on the proposed terms, within the expected timeframe, or at all. Our entry into the Merger Agreement, its obligations thereunder, and the conditions to completion of the acquisition give rise to inherit risks and uncertainties, including:

•	the impairment of our ability to attract, retain, and motivate our employees, including key personnel;

•	the diversion of significant management time and resources towards the completion of the proposed Merger;

•	difficulties maintaining relationships with customers, suppliers, and other business partners;

•	delays or deferments of certain business decisions by our customers, suppliers, and other business partners;

•
the inability to pursue alternative business opportunities or make appropriate changes to our business because the Merger Agreement requires us to conduct our business in the ordinary course of business consistent with past practice and not engage in certain kinds of transactions prior to the completion of the proposed Merger. The restrictions may prevent us from pursuing otherwise attractive business opportunities and taking other actions with respect to our business that we may consider advantageous and result in our inability to respond effectively to competitive pressures and industry developments, and may otherwise harm our business and operations;

•
the Merger may not be consummated within the expected time period or at all because of a number of factors, including the failure to obtain stockholder approval; the occurrence of any event, change or other circumstance that could give rise to the termination of the Merger Agreement; or the failure to satisfy closing conditions to the Merger, and other customary closing conditions;

•
the risk that if the proposed Merger is not completed, the market price of our common stock could decline, investor confidence could decline, stockholder litigation could be brought against us, relationships with customers, suppliers and other business partners may be adversely impacted, and profitability may be adversely impacted due to costs incurred in connection with the proposed Merger;

•	the risk that the Merger Agreement may be terminated in circumstances that require us to pay a termination fee and expenses in an amount up to $3.2 million

•	litigation relating to the proposed Merger and the costs related thereto; and

•	the incurrence of significant costs, expenses, and fees for professional services and other transaction costs in connection with the proposed Merger.

Failure to consummate the proposed Merger within the expected timeframe or at all could have a material adverse impact on our business, financial condition and results of operations.

There can be no assurance that the proposed Merger be consummated. The consummation of the proposed Merger is subject to the satisfaction or waiver of specified closing conditions, including (i) the affirmative vote in favor of the adoption of the Merger Agreement by the holders of a majority of the outstanding shares entitled to vote thereon, (ii) the absence of a Material Adverse Effect (as defined in the Merger Agreement) after the date of the Merger Agreement and (iii) other customary closing conditions. There can be no assurance that these and other conditions to closing will be satisfied in a timely manner or at all.

The Merger Agreement also provides that the Merger Agreement may be terminated by us or Parent under certain circumstances, and in certain specified circumstances upon termination of the Merger Agreement we may be required to pay a termination fee and expenses of up to $3.2 million. If we are required to make this payment, doing so may materially adversely affect our business, financial condition and results of operations.

There can be no assurance that a remedy will be available to us in the event of a breach of the Merger Agreement by Parent or Merger Sub or that we will wholly or partially recover for any damages incurred by us in connection with the proposed Merger. A failed transaction may result in negative publicity and a negative impression of us among our customers or in the investment community or business community generally. Further, any disruptions to our business resulting from the announcement and pendency of the proposed Merger, including any adverse changes in our relationships with our customers, partners, suppliers and employees, could continue or accelerate in the event of a failed transaction. In addition, if the proposed Merger is not completed, and there are no other parties willing and able to acquire the Company at a price of $3.00 per share or higher, on terms acceptable to us, the share price of our common stock will likely decline to the extent that the current market price of our common stock reflects an assumption that the proposed Merger will be completed.  Also, we have incurred, and will continue to incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the proposed Merger, for which we will have received little or no benefit if the proposed Merger is not completed. Many of these fees and costs will be payable by us even if the proposed Merger is not completed and may relate to activities that we would not have undertaken other than to complete the proposed Merger.

ITEM 6.    EXHIBITS.
The following documents are filed as exhibits to or furnished with this report:

Exhibit Number	Description
10.1	Eighth Amendment dated April 22, 2019 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Incorporated by Reference
10.1.1	Fifth amendment dated September 30, 2017 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Incorporated by Reference
10.1.2	Sixth amendment dated July 16, 2018 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Incorporated by Reference
10.1.3	Seventh amendment dated July 19, 2018 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Incorporated by Reference
10.1.4	Ninth amendment dated July 24, 2019 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Incorporated by Reference
10.1.5	Tenth amendment dated August 14, 2019 to Credit Agreement between JPMorgan Chase Bank, N.A. and Arotech Corporation and certain of Arotech Corporation’s subsidiaries dated March 11, 2016	Filed Herewith
10.2	Amended and Restated Employment Agreement between the Registrant and Corporation and Dean M. Krutty effective as of April 23, 2019	Incorporated by Reference
10.3	Agreement and Plan of Merger dated September 22, 2019 between Arotech Corporation, Argonaut Intermediate, Inc. and Argonaut Merger Sub Inc.	Incorporated by Reference
10.4	Voting Agreement, dated September 22, 2019, by and among Argonaut Intermediate, Inc., Arotech Corporation and the Holders party thereto.	Incorporated by Reference
31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	Filed Herewith
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
Dated: November 7, 2019

AROTECH CORPORATION

By:	/s/ Dean M. Krutty
	Name:	Dean M. Krutty
	Title:	President and Chief Executive Officer
(Principal Executive Officer)

By:	/s/ Kelli L. Kellar
	Name:	Kelli L. Kellar
	Title:	Vice President – Finance and CFO
(Principal Financial Officer)